Form 10-Q
period 1995-03-04
FREDERICKS OF HOLLYWOOD INC
filed 1995-04-11
CIK 38868

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     AND EXCHANGE ACT OF 1934


For the quarterly period ended March 4, 1995

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934


For the transition period from __________ to __________

Commission File Number 1-8252

                 FREDERICK'S OF HOLLYWOOD, INC.

     (Exact name of registrant as specified in its charter)

          Delaware                           95-2666265

(State or other jurisdiction of    (IRS Employers Identification No.)
 incorporation or organization)

  6608 Hollywood Boulevard
  Los Angeles, California                      90028
(Address of Principal Executive Offices)     (Zip Code)

Registrant's telephone number, including area code:  (213) 466-5151

Former name, former address and former fiscal year, if change since last report: Not Applicable.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes    X
No _____.

Indicate the number of shares outstanding for each of the registrant's classes of Common stock, as of the latest practicable date. 2,955,309 shares of Class A Capital Stock ($1 par value) and 5,903,118 shares of Class B Capital Stock ($1 par value) at March 23, 1995.


         FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES

                              INDEX


                                                  Page No.

Title Page                                             1

Index                                                  2

PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

              Consolidated condensed balance sheets-
              March 4, 1995 and September 3, 1994      3

              Consolidated condensed statements of
              income - Three and six months ended
              March 4, 1995 and February 26, 1994      4

              Consolidated condensed statements of
              cash flows - Six months ended
              March 4, 1995 and February 26, 1994      5

              Notes to consolidated condensed
              financial statements                     6-8

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and
              Results of Operations                    9-12


PART II - OTHER INFORMATION                            13

SIGNATURES                                             14


         FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
                   (UNAUDITED) (IN THOUSANDS)

                             ASSETS
                                       March 4,     September 3,
                                          1995             1994
Current assets:
   Cash and equivalents              $  13,427        $  10,556
   Accounts receivable                     522              528
   Income taxes receivable                 --               881
   Merchandise inventories              17,101           18,097
   Deferred income taxes                   953            1,630
   Prepaid expenses                      4,434            3,795
      Total current assets              36,437           35,487
   Property and equipment, net          18,584           19,892
   Other assets                             39               38
                                     $  55,060        $  55,417


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                  $   9,290        $  11,225
   Current portion:
      Capital lease obligations            285              434
      ESOP loan guarantee                  234              240
   Accrued payroll                         478              619
   Accrued insurance                       755              755
   Provision for store closing           1,063            2,791
   Income taxes payable                    498              --
   Other accrued expenses                  390              354
      Total current liabilities         12,993           16,418
Capital lease obligations                  143              267
ESOP loan guarantee                        720              720
Deferred rent                              611              511
Deferred income taxes                    3,088            3,088
Stockholders' equity:
   Capital stock $1 par value            8,858            8,858
   Additional paid-in capital              751              785
   Unearned ESOP shares                   (830)            (960)
   Retained earnings                    28,726           25,730
      Total stockholders' equity        37,505           34,413
                                     $  55,060        $  55,417

See accompanying notes to the consolidated financial statements.


              FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             (In thousands, except per share data - UNAUDITED)

                                   Three Months Ended     Six Months Ended
                                   March 4,  February    March 4,  February
                                      1995    26,1994       1995   26, 1994

Net sales                          $41,427     38,962    $77,475     70,456
Cost of goods sold,
  buying and occupancy costs        23,574     21,467     44,083     39,395
     Gross profit                   17,853     17,495     33,392     31,061
Selling, general and
   administrative expenses          14,217     13,714     28,027     26,837
     Operating profit                3,636      3,781      5,365      4,224
Other income and
   (expense), net                       98       (166)       126       (293)
Earnings before income taxes         3,734      3,615      5,491      3,931
Income taxes                         1,550      1,500      2,279      1,631
Earnings before cumulative
   effect of a change in
   accounting principle              2,184      2,115      3,212      2,300
Cumulative effect of a change in
   accounting principle                --        --          --         120
Net earnings                       $ 2,184      2,115    $ 3,212      2,420

Earnings per share before
  cumulative effect of a change
  in accounting principle
     Primary -
       Class A & Class B           $   .25        .24    $   .37        .26
     Fully diluted -
       Class A & Class B               .25        .24        .37        .26
Per share cumulative effect
   of change in accounting
   principle:
     Primary -
       Class A & Class B           $    --         --    $    --        .01
     Fully diluted -
       Class A & Class B                --         --         --        .01
Earnings per share
     Primary -
       Class A & Class B           $   .25        .24    $   .37        .27
     Fully diluted -
       Class A & Class B               .25        .24        .37        .27
Weighted average shares
  outstanding
     Primary - Class A & Class B     8,631      8,880      8,631      8,890
     Fully diluted -
        Class A & Class B            8,637      8,880      8,637      8,889
Cash dividend per share -
   Class A & Class B               $    --         --    $  .025       .025

See accompanying notes to the consolidated financial statements.

         FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   (UNAUDITED) (IN THOUSANDS)

                                                   Six Months Ended
                                                March 4,     February
                                                   1995      26, 1994

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                                 $  3,212     $   2,420
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Cumulative effect of change in
       accounting principle                         --           (120)
     Provision of store closings                 (1,728)          --
     Depreciation and amortization                2,058         2,052
     ESOP compensation                               97           --
     Loss on sale of fixed assets                   629           132
  Changes in assets and liabilities
     Accounts receivable                              6          (140)
     Income tax receivable                          881           --
     Merchandise inventories                        996           415
     Prepaid expenses                              (639)         (298)
     Other assets                                    (1)            1
     Accounts payable and accrued expenses       (2,040)         (605)
     Deferred rent                                  100           104
     Deferred income taxes                          677           --
     Income tax payable                             498         1,075
NET CASH PROVIDED BY OPERATING ACTIVITIES         4,746         5,036
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets                10             1
   Capital expenditures                          (1,389)       (1,502)
NET CASH USED FOR INVESTING ACTIVITIES           (1,379)       (1,501)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of capital lease obligations            (273)         (246)
   Payment of dividends                            (216)         (221)
   Payment of dividends on unearned ESOP shares      (6)          --
   Proceeds from exercise of stock options          --             94
   Stock split                                       (1)           (5)
NET CASH USED FOR FINANCING ACTIVITIES             (496)         (378)
Net increase in cash and cash equivalents         2,871         3,157
Cash and cash equivalents at beginning
   of year                                       10,556         7,136
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                   $ 13,427     $  10,293
Supplemental cash flow disclosures:
   Interest paid                               $     31     $      58
   Income taxes paid                           $    672     $     557

See accompanying notes to the consolidated financial statements.

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     TWENTY-SIX WEEKS ENDED
               March 4, 1995 and February 26, 1994


NOTE 1.  BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 4, 1995 and September 3, 1994, and the results of operations and cash flows for the six months ended March 4, 1995 and February 26, 1994.

These financial statements should be read in conjunction with the Company's 1994 annual report on Form 10-K.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Statement 109 required a change from the deferred method accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Effective August 29, 1993, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1994 consolidated statement of operations.

Pursuant to the deferred method under APB Opinion 11, which was applied in 1993 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the years of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

NOTE 3.  EARNINGS PER SHARE

Earnings per share calculations are based on the weighted average number of shares of both Class A and Class B capital stock outstanding during each period plus capital stock equivalents. Capital stock equivalents reflect the assumed exercise of dilutive employees' stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price or, for fully diluted earnings per share, the greater of the average market price or period end market price of the Company's common stock. ESOP shares that have not been committed to be released are not considered outstanding (See
Note 5).

                         Three Months Ended         Six Months Ended

(In thousands                  March 4,    Feb. 26,       March 4,  Feb. 26,
except per share data)            1995        1994           1995      1994
Net earnings                    $2,184       2,115          3,212     2,420
Common and common
  equivalent shares:
  Weighted average
    Primary                      8,858       8,059          8,858     8,854
    Fully diluted                8,858       8,059          8,858     8,854
  Dilutive effect of
  stock options
    Primary                         --          21             --        36
    Fully diluted                    6          21              6        35
  Unallocated ESOP shares         (227)         --           (227)       --
  Weighted average used to
  calculate earnings per share
    Primary                      8,631       8,880          8,631     8,890
    Fully diluted                8,637       8,880          8,637     8,889
Earnings per share before
  cumulative effect of a change
  in accounting principle
     Primary                       .25         .24            .37       .26
     Fully diluted                 .25         .24            .37       .26
Per share cumulative effect of
  change in accounting
  principle
     Primar                         --          --            --        .01
     Fully diluted                  --          --            --        .01
Earnings per common
  and equivalent share
     Primary                       .25         .24           .37        .27
     Fully diluted                 .25         .24           .37        .27

NOTE 4.  PROVISION FOR STORE CLOSING

In the fourth quarter of Fiscal 1994, the Company recorded a provision for closing twelve stores and the write down of certain display fixtures of $3,442,000. The provision reflects anticipated costs associated with lease buyouts of $1,703,000, the non-recoverable investment in property, equipment and inventory of $1,651,000, and other expenses directly related to the store closings of $88,000. During the six months ended March 4, 1995, $1,728,000 was charged to the provision.

NOTE 5. EMPLOYEE STOCK OWNERSHIP PLAN

Effective September 4, 1994, the Company adopted Statement of Position
(SOP) 93-6 (Employers' Accounting for Employee Stock Ownership Plans). Under SOP 93-6 the debt of the ESOP is recorded as debt of the Company and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. As shares are released from collateral, the company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and the ESOP loan guarantee. ESOP compensation expense was $97,000 for the six months ended March 4, 1995. The ESOP shares as of March 4, 1995 were as follows:

          Allocated shares                130,000
          Shares released for allocation   31,000
          Unreleased shares               196,000
          Total ESOP shares               357,000

           Fair value of unreleased
            shares as of March 4, 1995   $687,000




              MANAGEMENT'S DISCUSSION AND ANALYSIS

        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The most significant changes in the Company's balance sheet from September 3, 1994, the end of the preceding fiscal year, to March
4, 1995 are as follows:

  Cash and cash equivalents increased $2,871,000 to $13,427,000 at March 4, 1995 from $10,556,000 at September 3, 1994.

  The Company had working capital of $23,444,000 at March 4, 1995 and net cash provided by operating activities of $4,746,000 for the six months ended March 4, 1995.

  The decrease in income taxes receivable from $881,000 at September 3, 1994 to zero at March 4, 1995 is due to the receivable being applied to the Company's current year's taxes due.

  Inventory decreased $996,000 to $17,101,000 from $18,097,000.
  Inventory levels generally decrease after the holiday and Valentine's Day selling periods. The Company continues to closely monitor its inventories and believes its inventory position is substantially on plan relative to the anticipated sales.

  Prepaid expenses increased $639,000. The increase is mainly attributed to the timing differences of catalog mailings.

  The accounts payable decrease of $1,935,000 is mainly attributable to the offsetting factors of increased customer deposits ($639,000), increased sales tax payable ($91,000), and decreased trade payables ($2,557,000). These fluctuations are caused by the timing of the required accounting entries as they relate to two different points in time; the end of the fiscal year, and the end of the second quarter; as well as the difference caused by the timing of the required accruals and the corresponding payments.

  Accrued payroll decreased $141,000. This fluctuation (decrease) is attributable to the difference in the length of time between the end of the pay period (accrual of estimated payroll) and the payment of that payroll as it relates to two different points in time; the end of the fiscal year and the end of the second quarter.

  The increase in other accrued expenses was $36,000. The difference is caused by the timing of the required accruals and the corresponding payments.


RESULTS OF OPERATIONS

The following table summarizes the Company's net sales and operating profit by business segment for the three and six month periods ending March 4, 1995 and February 26, 1994:

                                   Net Sales
                    Three Months             Six Months
(In Thousands)       1995      1994       1995      1994
Retail Stores     $24,492   $23,517    $43,215   $39,590
Mail Order         16,935    15,445     34,260    30,866
   Total          $41,427   $38,962    $77,475   $70,456

******************************************************************

                              Operating Profit

                     1995      1994      1995       1994
Retail Stores      $2,972    $3,406    $2,664     $2,189
Mail Order            664       375     2,701      2,035
   Total           $3,636    $3,781    $5,365     $4,224

The results of the interim period are not necessarily indicative of results for the entire year.

Net sales increased $2,465,000 (6.3%) for the three months and $7,019,000 (10.0%) for the six months ended March 4, 1995 as compared with the prior year. The factors contributing to the increase in each segment were as follows:

  Retail store sales volume increased $975,000 (4.1%) and $3,625,000 (9.2%) for the three and six months ended March 4, 1995 as compared with the similar periods last year. Comparable store sales volume increased 5.8% and 8.2% for the three and six months ended March 4, 1995. Two stores were opened and eight were closed during the quarter for a total of 202 stores in 39 states.

  The increase in retail store sales volume is due to the response to our value pricing program, implemented late in fiscal 1994. Despite the overall increase in retail store sales, the operating profits for the second quarter were negatively impacted by a decrease in sales volume of approximately $600,000 in our Valentine's Day men's business due to the planned discontinuation of men's mainstream merchandise.


    Mail Order sales volume increased $1,490,000 (9.6%) and $3,394,000 (11.0%) for the three and six months ended March 4, 1995 as compared with the similar periods last year. The gain is attributable to an increase in the number of catalogs distributed as well as an increase in catalog productivity.

Gross profit amounted to $17,853,000 (43.1% of sales) and $33,392,000 (43.1% of sales) for the three and six months ended March 4, 1995. This compared with $17,495,000 (44.9% of sales) and $31,061,000 (44.1% of sales) for the same periods in the prior year. The decrease in gross profit percentage is mainly attributable to retail store markdowns associated with our new value pricing program which was more than offset by increased sales. The increase in gross profit dollars for both the three and six months is attributable to increased sales.

Selling, general and administrative expenses increased $503,000 (3.7%) and $1,190,000 (4.4%) for the three and six months ended March 4, 1995. The increases are primarily attributable to increased payroll, advertising, and catalog toll-free line costs.

While overall operating profit dollars increased, the operating profit dollars and percentage decreased for our retail store network during the second quarter. The decrease in operating profit dollars is mainly attributable to the loss of the men's mainstream business mentioned above. The decrease in operating percentage is primarily a result of increased markdowns mentioned above.

The increases in paper and postage costs did not have a material impact on the Company during the first six months of fiscal 1995 due to expense reduction efforts and increased productivity per catalog. The company continues to monitor its paper and postage costs and does not expect the increases to have a material adverse effect on the balance of fiscal 1995.

The change for both the three and six months in other income (expense) from an expense to an income was caused by increased interest income in the second quarter and $110,000 deductible on the Company's earthquake insurance being recorded in the second quarter of last year.

The Company's business is seasonal in nature with the Holiday Season and Valentine's Day (which both fall within the second quarter) historically accounting for the largest percentage of sales volume. In the Company's three most recent fiscal years, the second quarter accounted for approximately 30% of the Company's annual sales.

Income taxes are provided on the basis of estimated federal and state taxes for each year. The rate used for the six months ended March 4, 1995 and February 26, 1994 was 41.5%.

Net earnings increased $69,000 and $792,000 for the three and six months ended March 4, 1995 as compared with the similar periods of the previous year. The increase can be attributed to the reasons enumerated above.




PART II - OTHER INFORMATION

Items 1 - 3

Items 1 - 3 are omitted because they are not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on
February 2, 1995.

At the annual meeting the following Directors were elected for fiscal
1995:

                              Votes For     Votes Withheld
George W. Townson             2,398,314         36,744
William J. Barrett            2,398,454         36,604
Morton R. Field               2,394,689         40,369
Richard O. Starbird           2,395,815         39,243
Hugh V. Hunter                2,396,756         38,302
Sylvan Lefcoe                 2,394,028         41,030
Merle A. Johnston             2,390,317         44,714

At the Annual Meeting, the shareholders ratified the Company's selection of KPMG Peat Marwick as the independent certified public accountant for fiscal 1995 by an affirmative vote of 2,400,415 with 23,260 shares voting against and 11,383 shares abstaining. In addition, the stockholders approved the Company's Incentive Compensation Plan for Executive Officers by an affirmative vote of 2,198,872 with 115,499 shares voting against and 120,687 shares abstaining.

Only shares of Class A Capital Stock are entitled to vote. Class B Capital Stock does not have voting rights.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits
          27. Financial Data Schedule

     (b)  No reports on Form 8-K were filed for this quarter.



                            SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   FREDERICK'S OF HOLLYWOOD, INC.
                                   (Registrant)










Date:   April 11, 1995             By: George W. Townson
                                       George W. Townson
                                       Chairman of the Board, President
                                       and Chief Executive Officer






Date:    April 11, 1995            By: John B. Hatfield
                                       John B. Hatfield
                                       Executive Vice President,
                                       Secretary, Treasurer,
                                       Chief Financial, Accounting
                                       and Administrative Officer