Form 10-Q
period 1995-06-03
FREDERICKS OF HOLLYWOOD INC
filed 1995-07-11
CIK 38868

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     AND EXCHANGE ACT OF 1934


For the quarterly period ended June 3, 1995

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

Indicate the number of shares outstanding for each of the registrant's classes of Common stock, as of the latest practicable date. 2,955,309 shares of Class A Capital Stock ($1 par value) and 5,903,118 shares of Class B Capital Stock ($1 par value) at July 7, 1995.

         FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES

                              INDEX




Title Page

Index

PART I -- FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)
           Consolidated condensed balance sheets-
           June 3, 1995 and September 3, 1994

           Consolidated condensed statements of
           income - Three and nine months ended
           June 3, 1995 and May 28, 1994

           Consolidated condensed statements of
           cash flows - Nine months ended
           June 3, 1995 and May 28, 1994

           Notes to consolidated condensed
           financial statements

  Item 2.  Management's Discussion and Analysis
           of Financial Condition and
           Results of Operations


PART II - OTHER INFORMATION

SIGNATURES

         FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
                   (UNAUDITED) (IN THOUSANDS)
                             ASSETS
                               June 3, 1995   September 3, 1994
Current assets:
   Cash and equivalents          $  12,488         $  10,556
   Accounts receivable                 517               528
   Income taxes receivable              --               881
   Merchandise inventories          18,904            18,097
   Deferred income taxes               846             1,630
   Prepaid expenses                  4,091             3,795
      Total current assets          36,846            35,487
   Property and equipment, net      17,689            19,892
   Other assets                         38                38
                                 $  54,573         $  55,417


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable              $   8,734         $  11,225
   Current portion:
      Capital lease obligations        257               434
      ESOP loan guarantee              234               240
   Accrued payroll                     343               619
   Accrued insurance                   649               755
   Provision for store closing         790             2,791
   Income taxes payable                593                --
   Other accrued expenses              459               354
      Total current liabilities     12,059            16,418
Capital lease obligations               78               267
ESOP loan guarantee                    720               720
Deferred rent                          653               511
Deferred income taxes                3,088             3,088
Stockholders' equity:
   Capital stock $1 par value        8,858             8,858
   Additional paid-in capital          743               785
   Unearned ESOP shares               (766)             (960)
   Treasury stock                       (5)               --
   Retained earnings                29,145            25,730
      Total stockholders' equity    37,975            34,413
                                 $  54,573         $  55,417

See accompanying notes to the consolidated financial statements.

              FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             (In thousands, except per share data - UNAUDITED)
                                   Three Months Ended         Nine Months Ended

                                   June 3, 1995 May 28, 1994  June 3, 1995 May 28,1994

Net sales                          $33,312         30,455        110,787    100,911
Cost of goods sold,
  buying and occupancy costs        19,484         17,638         63,567     57,033
     Gross profit                   13,828         12,817         47,220     43,878
Selling, general, and
   administrative expenses          13,194         12,329         41,221     39,166
     Operating profit                  634            488          5,999      4,712
Other income and
   (expense), net                      117             63            243       (230)
Earnings before income taxes           751            551          6,242      4,482
Income taxes                           311            229          2,590      1,860
Earnings before cumulative
   effect of a change in
   accounting principle                440            322          3,652      2,622
Cumulative effect of a change in
   accounting principle                --             --            --          120
Net earnings                       $   440            322          3,652      2,742

Earnings per share before
  cumulative effect of a change
  in accounting principle
     Primary -
       Class A & Class B           $   .05            .04            .42        .30
     Fully diluted -
       Class A & Class B           $   .05            .04            .42        .30
Per share cumulative effect
   of change in accounting
   principle:
     Primary -
       Class A & Class B           $    --            --             --         .01
     Fully diluted -
       Class A & Class B           $    --            --             --         .01
Earnings per share
     Primary -
       Class A & Class B           $   .05           .04             .42        .31
     Fully diluted -
       Class A & Class B           $   .05           .04             .42        .31
Weighted average shares
  outstanding
     Primary -
       Class A & Class B             8,628        8,868            8,627     8,882
     Fully diluted -
       Class A & Class B             8,630        8,866            8,631     8,883
Cash dividend per share -
   Class A & Class B               $   --             --            .025       .025

See accompanying notes to the consolidated financial statements.

         FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   (UNAUDITED) (IN THOUSANDS)
                                                Nine Months Ended

                                               June 3, 1995   May 28, 1994
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                                 $  3,652        $  2,742
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Cumulative effect of change in
       accounting principle                         --             (120)
     Provision for store closings                (2,001)            --
     Depreciation and amortization                3,081           3,085
     ESOP compensation                              153             --
     Loss on sale of fixed assets                   717             132
  Changes in assets and liabilities
     Accounts receivable                             11             (50)
     Income tax receivable                          881             --
     Merchandise inventories                       (807)           (373)
     Prepaid expenses                              (296)           (874)
     Other assets                                   --                1
     Accounts payable and accrued expenses       (2,768)           (123)
     Deferred rent                                  142             161
     Deferred income taxes                          784             --
     Income tax payable                             593             489
NET CASH PROVIDED BY OPERATING ACTIVITIES         4,142           5,070
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets               160               1
   Capital expenditures                          (1,755)         (2,101)
NET CASH USED FOR INVESTING ACTIVITIES           (1,595)         (2,100)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of capital lease obligations            (366)           (374)
   Payment of dividends                            (216)           (221)
   Payment of dividends on unearned ESOP shares      (6)            --
   Purchase of FOH Class A Capital Stock            (26)            --
   Proceeds from exercise of stock options          --               94
   Stock split                                       (1)             (5)
NET CASH USED FOR FINANCING ACTIVITIES             (615)           (506)
Net increase in cash and cash equivalents         1,932           2,464
Cash and cash equivalents at beginning
   of year                                       10,556           7,136
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                   $ 12,488        $  9,600
Supplemental cash flow disclosures:
   Interest paid                               $     41        $     81
   Income taxes paid                           $    782        $  1,584

See accompanying notes to the consolidated financial statements.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                      THIRTY-NINE WEEKS ENDED
                   June 3, 1995 and May 28, 1994


NOTE 1.  BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of June 3, 1995 and September 3, 1994, and the results of operations and cash flows for the nine months ended June 3, 1995 and May 28, 1994.

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

                         Three Months Ended                    Nine Months Ended
(In thousands
except per share data)     June 3, 1995 May 28, 1994     June 3, 199  May 28, 1994
Net earnings                $  440        322                 3,652     2,742
Common and common
  equivalent shares:
  Weighted average
     Primary                 8,858      8,858                 8,858    8,855
     Fully diluted           8,858      8,858                 8,858    8,855
  Dilutive effect of
    stock options
     Primary                     1          9                    --       27
     Fully diluted               3          7                     4       28
  Treasury stock                (4)        --                    (4)      --
  Unallocated ESOP shares     (227)        --                  (227)      --
  Weighted average used to
  calculate earnings per share
     Primary                 8,628      8,868                 8,627    8,882
     Fully diluted           8,630      8,866                 8,631    8,883
Earnings per share before
  cumulative effect of a change
  in accounting principle
     Primary                   .05        .04                   .42      .30
     Fully diluted             .05        .04                   .42      .30
Per share cumulative effect of
  change in accounting
  principle
     Primary                    --         --                    --      .01
     Fully diluted              --         --                    --      .01
Earnings per common
  and equivalent share
     Primary                   .05        .04                   .42      .31
     Fully diluted             .05        .04                   .42      .31

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

Charges against the store closing reserve for the three and nine months ended June 3, 1995, were $273,000 and $2,001,000, respectively.  The summary for these charges are as follows:

                           Three Months     Nine Months
Lease buyouts              $    63,000      $1,055,000
Fixed assets/inventory         209,000         939,000
Other expenses                   1,000           7,000
  TOTAL                    $   273,000      $2,001,000

The consolidated statement of income includes sales and operating losses for stores designated in the provision for store closing. A summary for the three and nine months is as follows:

                  Three Months Ended             Nine Months Ended
                   June 3, 1995 May 28, 1994   June 3, 1995 May 28, 1994
Net sales            $ 98,000     465,000       $1,034,000    1,754,000
Operating loss         47,000     151,000          162,000      320,000

NOTE 5. EMPLOYEE STOCK OWNERSHIP PLAN

Effective September 4, 1994, the Company adopted Statement of Position
(SOP) 93-6 (Employers' Accounting for Employee Stock Ownership Plans). Under SOP 93-6 the debt of the ESOP is recorded as debt of the Company and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. As shares are released from collateral, the company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and the ESOP loan guarantee. ESOP compensation expense was $57,000 for the three months ended June 3, 1995. The ESOP shares as of June 3, 1995 were as follows:

          Allocated shares                125,000
          Shares released for allocation   46,000
          Unreleased shares               181,000
          Total ESOP shares               352,000
          Fair value of unreleased
            shares as of June 3, 1995    $928,000

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The most significant changes in the Company's balance sheet from September 3, 1994, the end of the preceding fiscal year, to June 3, 1995 are as follows:

  Cash and cash equivalents increased $1,932,000 to $12,488,000 at June 3, 1995 from $10,556,000 at September 3, 1994.

  The Company had working capital of $24,787,000 at June 3, 1995 and net cash provided by operating activities of $4,142,000 for the nine months ended June 3, 1995.

  Accounts receivable decreased $11,000 to $517,000 from $528,000. The decrease is primarily attributable to decreased credit card receivables which is caused by the timing of the required accounting entries as they relate to two different points in time; the end of the fiscal year and the end of the third quarter.

  Inventory increased $807,000 to $18,904,000 from $18,097,000.
  The increase in inventory is necessary to support increased mail order sales. The Company continues to closely monitor its inventories and believes its inventory position is substantially on plan relative to the anticipated sales

  Prepaid expenses increased $296,000. The increase is mainly attributed to the timing differences of catalog mailings.

  The accounts payable decrease of $2,491,000 is mainly attributable to the offsetting factors of increased customer deposits ($624,000), increased payroll taxes payable ($134,000), and decreased trade payables ($3,413,000). These fluctuations are caused by the timing of the required accounting entries as they relate to two different points in time; the end of the fiscal year, and the end of the third quarter; as well as the difference caused by the timing of the required accruals and the corresponding payments.

  Accrued payroll decreased $276,000. This decrease is attributable to the difference in the length of time between the end of the pay period (accrual of estimated payroll) and the payment of that payroll as it relates to two different points in time; the end of the fiscal year and the end of the third quarter.

  The fluctuation in accrued insurance and other accrued expenses is caused by the timing of the required accruals and the corresponding payments.

RESULTS OF OPERATIONS

The following table summarizes the Company's net sales and operating profit (loss) by business segment for the three and nine month periods ending June 3, 1995 and May 28, 1994:

                                Net Sales
                     Three Months          Nine Months
(In Thousands)
                     1995      1994       1995       1994
Retail Stores     $16,129   $15,380   $ 59,344   $ 54,970
Mail Order         17,183    15,075     51,443     45,941
   Total          $33,312   $30,455   $110,787   $100,911

******************************************************************

                             Operating Profit/(Loss)

                      1995       1994         1995        1994
Retail Stores      $(1,003)    $ (965)      $1,661      $1,224
Mail Order           1,637      1,453        4,338       3,488
   Total           $   634     $  488       $5,999      $4,712

The results of the interim period are not necessarily indicative of results for the entire year.

Net sales increased $2,857,000 (9.4%) for the three months and increased $9,876,000 (9.8%) for the nine months ended June 3, 1995, as compared with the prior year. The factors contributing to the increase in each segment were as follows:

  Retail store sales volume increased $749,000 (4.9%) for the three months and increased $4,374,000 (8.0%) for the nine months ended June 3, 1995, as compared with the similar periods last year. Comparable store sales volume increased 5.1% and 7.4% for the three and nine months ended June 3, 1995. No stores were opened and two were closed during the quarter for a total of 200 stores in 39 states.

  The increase in retail store sales volume is due to the response to our value pricing program which was implemented late in fiscal 1994. To further improve sales and operating profits we are currently in the process of refining our merchandise mix.

  Despite the increase in retail store sales, the operating profits for the third quarter declined $38,000. This decrease in operating profits was caused by an increase in selling, general, and administrative expenses.

  Mail Order sales volume increased $2,108,000 (14.0%) and $5,502,000 (12.0%) for the three and nine months ended June 3, 1995, as compared with the similar periods last year. The gain is attributable to an increase in the number of catalogs distributed as well as an increase in catalog productivity.

Gross profit amounted to $13,828,000 (41.5% of sales) and $47,220,000 (42.6% of sales) for the three and nine months ended June 3, 1995. This compared with $12,817,000 (42.1% of sales) and $43,878,000 (43.5% of sales) for the same periods in the prior year. The decrease in gross profit percentage is mainly attributable to increased markdowns in both retail and mail order which was more than offset by increased sales. The increase in gross profit dollars for both the three and nine months is attributable to increased sales.

Selling, general, and administrative expenses increased $865,000
(7.0%) and $2,055,000 (5.2%) for the three and nine months ended
June 3, 1995. The increases are primarily attributable to increased payroll, advertising, and catalog toll-free line costs.

The increases in paper and postage costs did not have a material impact on the Company during the first nine months of fiscal 1995 due to expense reduction efforts and increased productivity per catalog. The Company continues to monitor its paper and postage costs and does not expect the increases to have a material adverse effect on the balance of fiscal 1995.

The change for the nine months in other income (expense) from an expense to an income was caused by increased interest income and a $110,000 deductible on the Company's earthquake insurance being recorded in the second quarter of last year. The increase of $54,000 for the three months is primarily attributable to the final disposition of earthquake related items at less than the insurance settlement.

The Company's business is seasonal in nature with the Holiday Season and Valentine's Day (which both fall within the second quarter) historically accounting for the largest percentage of sales volume. In the Company's three most recent fiscal years, the second quarter accounted for approximately 30% of the Company's annual sales.

Income taxes are provided on the basis of estimated federal and state taxes for each year. The rate used for the nine months ended June 3, 1995, and May 28, 1994 was 41.5%.

Net earnings increased $118,000 and $910,000 for the three and nine months ended June 3, 1995 as compared with the similar periods of the previous year. The increase can be attributed to the reasons enumerated above.



PART II - OTHER INFORMATION

Items 1 - 5

  Items 1 - 5 are omitted because they are not applicable.



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





FREDERICK'S OF HOLLYWOOD, INC.

(Registrant)










Date:   July 10, 1995          By: George W. Townson
                                   George W. Townson
                                   Chairman of the Board, President
                                   and Chief Executive Officer


Date:    July 10, 1995         By: John B. Hatfield
                                  John B. Hatfield
                                  Executive Vice President,
                                  Secretary, Treasurer,
                                  Chief Financial, Accounting
                                  and Administrative Officer