Form 10-K405
period 1995-09-02
FREDERICKS OF HOLLYWOOD INC
filed 1995-11-27
CIK 38868

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               FORM 10-K 405
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 -- Fee Required

       For the fiscal year ended September 2, 1995 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 -- No Fee Required

       For the transition period from _______ to _______

                        Commission File No. 1-8252
                      FREDERICK'S OF HOLLYWOOD, INC.
          (Exact name of registrant as specified in its charter)

     Delaware                                    95-2666265
(State of Incorporation)           (IRS Employer Identification Number)

          6608 Hollywood Boulevard, Los Angeles, California 90028
       (Address of principal executive offices, including Zip Code)

    Registrant's telephone number, including area code: (213) 466-5151

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  Name of each exchange
     Title of each class                           on which registered
Class A Capital Stock $1 Par Value                New York Stock Exchange
Class B Capital Stock $1 Par Value

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes X          No _______

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of capital stock held by nonaffiliates of the registrant as of October 18, 1995 was approximately $7,193,000 for Class A Capital Stock and $11,594,000 for Class B Capital Stock.

Number of shares of capital stock outstanding on October 18, 1995 was 2,955,309 - Class A capital Stock and 5,903,118 - Class B Capital Stock.

                   DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Registrant proxy statement and notice of annual meeting for the meeting of February 1, 1996 is incorporated by reference in Part III.

                             TABLE OF CONTENTS

                                                            Page


                                  PART I

Item 1.   Business.....................................

Item 2.   Properties...................................

Item 3.   Legal Proceedings............................

Item 4.   Submission of Matters to a Vote of Security
             Holders...................................

                Executive Officers of the Registrant...


                                  PART II

Item 5.   Market for the Registrant's Common Equity and
             Related Stockholder Matters...............

Item 6.   Selected Financial Data......................

Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Item 8.   Financial Statements and Supplementary Data..

Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosures......

                                 PART III

Item 10.  Directors and Executive Officers of the
             Registrant................................

Item 11.  Executive Compensation.......................

Item 12.  Security Ownership of Certain Beneficial
             Owners and Management.....................

Item 13.  Certain Relationships and Related Transactions

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K.......................

                                  PART I

Item 1.   BUSINESS

(a)  General Development of Business

Frederick's of Hollywood, Inc., incorporated in 1962, as a successor to a business established in 1946, is a retailer of women's apparel merchandise through mail order catalogs and boutique specialty stores. Frederick's of Hollywood, Inc., is a Delaware corporation with executive offices at 6608 Hollywood Boulevard, Los Angeles, California 90028, and its telephone number is (213) 466-5151. Frederick's of Hollywood, Inc. and its consolidated subsidiaries are hereby called "Registrant" or "Company".


(b)  Financial Information about Industry Segments

Information about industry segments is set forth on page 22 and under the captions "Results of Operations" and "Financial Condition" starting on page 6.

(c)  Narrative Description of Business

The information set forth under the captions "Results of Operations" and "Financial Condition" starting on page 6 provides additional information on the Company.

It is Registrant's policy to make frequent review of its selling price structure in order to determine the advisability or necessity of marking down the selling price of its merchandise.

Registrant purchases its merchandise from a variety of manufacturers. It is not dependent on any one manufacturer. Registrant retains the services of buying representatives in New York City to assist in fashion market coverage.

Buying and distributing personnel are jointly responsible for inventory replenishment in the stores, principally by causing inventory to be shipped from Registrant's distribution center or by ordering drop-shipments of certain items direct to stores by manufacturers.

Employees

Registrant employs regularly on a full or part-time basis approximately 1,500 people. Due to the seasonal nature of the retail business, the number of employees increases during the Christmas season to approximately 1,900. Registrant does not have any collective bargaining agreements and Registrant considers its relations with its employees to be good.

Capital Expenditures

During Fiscal 1995, Registrant opened seven new stores, remodeled three, and closed eleven, resulting in a net decrease of 6,000 square feet of floor space. During the year, more than $3,829,000 was invested in new stores, remodels, fixtures and equipment.

The capital budget will be approximately $5,700,000 for fiscal 1996. The Company anticipates it will have sufficient funds generated internally from operations to support its operating and capital requirements. If internally generated funds are not sufficient, capital expenditures will be limited to the extent that funds are internally available.

Mail Order Catalog Operations

Registrant's mail order subsidiary engages in extensive operations in all 50 states. Sales are generated through catalogs published eleven times a year. Four of these issues are reprinted in a revised form for which a second mailing is made. The catalogs are distributed primarily to customers on a mailing list which has been developed over a number of years. The list has been developed through extensive list rental, advertising in magazines and newspapers and undergoes continuous review and updating. Approximately 50,000,000 catalogs are distributed annually. Advertising, catalog costs and mailing expenses, approximated $17,321,000 in Fiscal 1995.

The subsidiary's mailing list of approximately 1.5 million names is one of its more valued possessions. The company rents its list to other direct marketing firms in order to maximize mail order sales and list rental revenue.

The subsidiary offers a money-back guarantee on all customer purchases. Slow-moving and obsolete merchandise is offered at reduced prices through the media of sale catalogs and package inserts.

Retail Store Operations

The Registrant operated 204 women's apparel stores in 39 states during Fiscal 1995 as compared with 208 stores in the prior fiscal year. Substantially all stores are located in shopping malls with store size ranging from 900 to 5,400 square feet and totaling 266,000 square feet. During the past five years, 63 new stores have been opened and 36 stores have been closed.

Each of Registrant's retail stores employs a manager responsible for sales, displaying merchandise, selecting and supervising personnel. Each manager reports to a regional area supervisor. Inventory markup, pricing and distribution is determined by the respective merchandising staffs of Registrant.

The retail stores offer a guarantee of customer satisfaction. Policy regarding price adjustments to slow-selling and damaged or shopworn inventory is to reduce the selling price to whatever level necessary to effect a sale of this merchandise.

Trademarks

Registrant has registered its name as a trademark and markets its products under such name. The trademarks are renewed every 20 years.

Competition

Registrant is in active competition with department stores and specialty stores selling similar products. The department stores are generally larger, well-established companies with greater financial resources. It is not practical to estimate the number of all competitors because of the markets served. Registrant competes on the basis of price, quality, and customer service.

Item 2.   PROPERTIES

Registrant owns its principal office and retail store distribution center located at 6608 Hollywood Boulevard, Los Angeles, California 90028. The 63,500 square-foot building includes 5,400 square feet used as a retail store.

With the exception of the retail store located at its principle place of business, Registrant conducts all its retail operations in rented or leased facilities. The majority of the leases are for terms of ten years. Substantially all of the leases provided for fixed minimum annual rentals and a percentage rental based on sales. In addition, Registrant, in most cases, must pay any increase in real estate taxes over the base year of the lease as additional rental.

In addition to the retail stores mentioned above, Registrant leases two other facilities:

1. A 72,000 square foot concrete tilt-up building that is used as a mail order warehouse, operations, order processing and fulfillment center.

2. A 14,200 square foot office space that is used for accounting, data processing and administrative functions.

Item 3.   LEGAL PROCEEDINGS

There are no pending legal proceedings to which Registrant is a party or of which any of its property is subject, other than ordinary routine litigation incidental to its business which are not deemed material.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders during the fourth quarter ended September 2, 1995.

                     EXECUTIVE OFFICERS OF REGISTRANT

     Executive officers of the Company are elected annually by the Board of Directors and serve at the pleasure of the Board. Certain information concerning such executive officers is set forth below:


George W. Townson            54         Chairman, President, and
                                        Chief ExecutiveOfficer since 1985.

John B. Hatfield             52         Executive Vice President,
                                        Chief Financial and
                                        Administrative Officer, Secretary
                                        and Treasurer since 1990.

Nitin G. Parikh              46         Vice President, Control and
                                        Planning since 1989.

Robert R. Genest             57         President - Retail Division since
                                        1994; Executive Vice President,
                                        General Manager - Retail Division
                                        1990-1994.

Geric B. Johnson             44         Executive Vice President -
                                        Mail Order Division since 1994;
                                        Vice President - Mail Order
                                        Operations 1989-1994.

All of the above officers have been actively engaged in Registrant's business for the past five years.


                                  PART II


Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

(a)  MARKET PRICE RANGES

The capital stock of Frederick's of Hollywood, Inc. is traded on the New York Stock Exchange. Ticker symbol: FOH.A and FOH.B. The following table sets forth the closing high and low market prices per share of the Company's capital stock:

                        Class A             Class B
                        Capital Stock       Capital Stock

                       High     Low       High      Low
Fiscal 1995
  First quarter       $4 7/8   $3 3/4     $4 3/4   $3 1/4
  Second quarter       6 1/8    3 5/8      5 5/8    3 1/2
  Third quarter        5 1/2    4 3/8      5 1/2    3 7/8
  Fourth quarter       6 1/4    5 1/8      6 1/2    4 1/2

Fiscal 1994
  First quarter       $8 1/2   $5 5/8     $8 1/2   $5 1/4
  Second quarter       6 1/2    5 1/4      6        4 3/4
  Third quarter          6      4 3/4      5 3/4    4 3/8
  Fourth quarter       5 1/4    4 1/8      5        4


(b) As of October 24, 1995, Registrant had 609 Class A and 551 Class B stockholders of record.

(c) The Company paid semi-annual cash dividends on both Class A and Class B shares of 2.5 cents per share in Fiscal 1994 and Fiscal 1995. In July 1995 the Board of Director's voted to change the cash dividend payment policy from semi-annual to quarterly. The first quarterly dividend on both Class A and Class B shares of 2.5 cents per share was paid on September 29, 1995 to shareholders of record on September 15, 1995

Item 6.   SELECTED FINANCIAL DATA

The following table summarizes data from the Company's annual financial statement for the years 1991 through 1995 and the notes thereto. The Company's fiscal year ends on the Saturday closest to August 31. Fiscal year 1994 consisted of 53 weeks, all other years presented consist of 52 weeks. The Company's complete annual financial statement and notes thereto for fiscal 1995 are on pages 12 through 23 of this Form 10-K 405.

                        FIVE YEAR FINANCIAL SUMMARY

(In thousands except percentages
 and per share data)                    1995      1994     1993     1992     1991
Operating results:
Net sales                           $142,931  $132,153 $128,516 $117,030 $114,134
Gross profit                          58,728    54,744   55,622   52,862   53,744
Earnings (loss) before income taxes    4,412    (1,705)   7,655    8,018    8,662
Net earnings (loss)                    2,652      (903)   4,737    5,073    5,197
Primary earnings (loss) per share
   Classes A & B                         .31      (.10)     .53      .57      .58
Cash dividends per share -
   Classes A & B                        .075       .05      .05      .05      .05
Primary weighted average shares
  outstanding - Classes A & B          8,693     8,876    8,915    8,698    8,980
Financial position at year end:
Working capital                       21,263    17,486   15,783   11,213    8,928
Total assets                          55,952    55,417   50,838   45,790   39,935
Long-term debt                           480       720     --       --       --
Capital lease obligations                884       701    1,207    1,663    2,077
Stockholders' equity                  36,599    34,413   36,615   32,204   26,922
Equity per share - Classes A & B        4.21      3.88     4.11     3.67     3.10
Financial ratios:
Net earnings (loss) to sales             1.9%     (0.7)%    3.7%     4.3%     4.6%
Net earnings (loss) to average
   stockholders' equity                  7.4%     (2.5)%   13.8%    17.2%    21.3%
Current ratio                            2.5       2.1      2.4      2.1      1.9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes related thereto.

Results of Operations
Sales - Consolidated sales increased in 1995 to $142,931,000 from $132,153,000 in 1994 and $128,516,000 in 1993. The percentage of sales increases were 8.2% and 2.8% in 1995 and 1994 respectively. The factors contributing to the increase in each segment were as follows:

     Retail Store sales volume increased $3,731,000 or 5.1% in 1995 when compared to 1994 and decreased $816,000 or 1.1% in 1994 when compared to 1993. The increase in retail store sales volume is due to the positive response to our value pricing program which was implemented late in 1994. To further improve sales and operating profits we are currently in the process of refining our merchandise mix. The decrease in sales volume of $816,000 for fiscal 1994 reflects more intense competition and disappointing customer response to our merchandising and marketing programs. Comparable store sales volume for 1995 increased 6.5% and decreased 4.2% in 1994.

     In Fiscal 1995, seven stores were opened and eleven were closed while, in 1994, seven stores were opened and five were closed. At the end of 1995 the Company operated 204 stores in 39 states.

     The Company conducts market tests and or market research on a continuous basis in an effort to improve profitability. The effect on net income associated with the tests and or research presently being performed is not material. The effect of the successful execution of current surveys' recommendations, test results or our current implementation of new merchandise and marketing strategies on future financial condition and results of operations is not presently determinable.

     Mail Order sales increased $7,047,000 or 11.8% in 1995 when compared to 1994 and $4,453,000 or 8.1% in 1994 when compared to 1993. The increase in sales volume for 1995 when compared to 1994 is attributable to an increase in volume due to the number of catalogs distributed as well as an increase in catalog productivity. The increase in sales volume for 1994 when compared to 1993 is attributable to an increase in the number of catalogs distributed.

Cost of goods sold (including buying and occupancy cost) - Cost of goods sold increased $6,794,000 or 8.8% in 1995 compared to 1994 and $4,515,000 or 6.2% in 1994 compared to 1993. As a percentage of sales, cost of goods sold were 58.9% in 1995, 58.6% in 1994, and 56.7% in 1993. The increase in cost of goods sold in dollars as well as a percentage of sales is attributable to reduced markup to accommodate our value pricing program and increased markdowns in both retail and mail order. The increase in cost of goods sold in 1994 was due primarily to increased markdowns to dispose of certain unproductive merchandise classifications to accommodate our new merchandising and marketing programs in retail stores and marking down overstocked merchandise carried in the Spring and Summer catalogs which had softer than anticipated sales. The increase in 1993 was primarily due to higher occupancy costs for new and remodeled stores.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased $2,427,000 from 1994 to 1995 and increased $4,836,000 from 1993 to 1994. As a percentage of sales, these expenses were 38.5% in 1995, 39.7% in 1994, and 37.1% in 1993. Expenses
for 1995 reflect slightly higher payroll dollars while the percentage to sales decreased 0.8% and an increase in advertising dollars as well as pecentage of 0.3%. Expenses for 1994 reflect higher payroll (0.5% of sales), higher advertising costs (1.9% of sales) and higher postage costs (0.4% of sales).

Provision for Store Closings -   In the fourth quarter of fiscal 1994, the
Company recorded a provision for closing twelve stores and the write down of certain display fixtures of $3,442,000.

In the fourth quarter of Fiscal 1995, the Company recorded a $790,000 pre-tax credit to the provision for store closing due to favorable lease settlements from landlords on some closed stores and the inability of the Company to close two stores out of the original 12 stores identified for closure because of changing business and economic conditions that made closing these two stores unfeasible.

See Note 3 of Notes to Consolidated Financial Statements for additional disclosure related to the provision for store closure.

The Company does not expect a material impact on liquidity or operating results from its inability to close two of the stores as originally planned.

Other Income (Expense) - Interest expense represents the payment of interest on ESOP debt and capitalized leases. The decrease in miscellaneous other expense of $296,000 for 1995 when compared to 1994 represents, primarily, an increase in interest income. The increase in miscellaneous other expense of $206,000 for 1994 when compared to 1993 represents, primarily, the write off of discontinued fixtures.

Income Taxes - The effective tax rate for 1995 was 39.9% compared with 40.0% in the prior year.

Change in Accounting Principle - Effective August 29, 1993, the Company changed its method of accounting for income taxes by adopting the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Statement 109 requires a change from the deferred method of accounting for income taxes under APB Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to apply in the years in which the temporary differences are expected to reverse. As permitted by Statement 109, the Company has elected not to restate the financial statements of prior years.

The adoption of Statement 109 resulted in the recognition of $120,000 of deferred federal tax benefits in fiscal 1993.

Segment Information - The increase in retail store operating profit of $4,507,000 was due primarily to the customer response to our value pricing program and strict expense controls. The decline in retail stores operating profit of $6,252,000 in 1994 as compared to 1993 was caused primarily by the provision for store closings, higher payroll, higher markdowns, and higher rent.

The improvement in Mail Order operating profit of $1,282,000 from 1994 to 1995 was due to an increase in the number of catalogs mailed as well as an increase in catalog productivity. While Mail Order sales volume increased due to an increase in the number of catalogs distributed, as mentioned above, operating profit declined $2,904,000 or 54.6% in 1994 when compared to 1993. This decline was due primarily to higher advertising and postage expenses.

Financial Condition
Liquidity and Capital Resources - Cash and cash equivalents were $11,441,000, $10,556,000, and $7,136,000 for 1995, 1994, and 1993,
respectively. Total working capital increased to $21,263,000 in 1995 from $17,486,000 in 1994 and $15,738,000 in 1993. The current ratio was 2.5,
2.1, and 2.4 in 1995, 1994, and 1993, respectively.

Inventory increased $1,765,000 to $19,862,000 in 1995 from $18,097,000 in
1994. This increase is necessary to support increased mail order sales and additional retail stores. The Company continues to closely monitor its inventories and believes its inventory position is substantially on plan relative to the anticipated sales trend.

Prepaid expenses increased $403,000 in 1995. Total current liabilities, excluding capital lease obligations, ESOP loan guarantee, provision for store closing and income taxes payable, increased $677,000 in 1995. The increase in prepaid expenses is attributed to the difference in the timing of invoice payments. Capitalized leases increased due to the purchase of a new computer system. During the year $2,791,000 was charged to the provision for store closure to reflect closing ten stores. See Note 3 of Notes to Consolidated Financial Statements for additional disclosure related to the provision for store closure.

The current income tax receivable of $213,000 for 1995 and $881,000 for 1994 represents the anticipated refund of taxes paid based upon required estimated tax payments that exceeded the Company's liability. The change in income taxes from a receivable of $426,000 in 1992 to a payable position of $258,000 in 1993 is due to the receivables being applied to the Company's 1993 taxes due.

Deferred catalog cost increased $527,000. The increase is attributable to the timing difference of catalog mailings.

Stockholders' equity was $36,599,000, $34,413,000, and $36,615,000 in 1995,
1994, and 1993, respectively. Equity per share was $4.21, $3.88, and $4.11 in 1995, 1994, and 1993, respectively.

During the year more than $3,829,000 was invested in new stores, remodels, fixtures, and equipment. Our capital expenditures budget is approximately $4,700,000 for fiscal 1996 which we anticipate funding through cash generated internally from operations.

The Company anticipates it will have sufficient funds generated internally from operations to support its operating and capital requirements in fiscal 1996 as well as the foreseeable future. If internally generated funds are not sufficient, capital expenditures will be limited to the extent that funds are internally available. In the near term, if Frederick's of Hollywood, Inc. were to limit capital expenditures, there would be no substantial impact on current operations.

Catalog mailing cost and paper prices will rise in Fiscal 1996. Effective January 1995 the United States Postal Service's third-class mailing rates increased 14 percent, which is the rate assigned for the Company's catalog mailings. In addition, in Fiscal 1995, cumulative catalog paper prices increased 52% with further increases expected for Fiscal 1996.

At this point, the Company can not determine the exact increase for Fiscal 1996 but estimates that the total increase in paper and postage for the full fiscal year will be in excess of $2,000,000. While many of these increases will have to be absorbed as a rise in the cost of doing business, the Company is evaluating various ways to reduce the impact of these increased costs.

Seasonality
The Company's business is seasonal in nature with the Holiday Season and Valentine's Day (which both fall within the second quarter) historically accounting for the largest percentage of sales volume. In the Company's two most recent fiscal years, the second quarter accounted for approximately 30% of the Company's annual sales.

Impact of Inflation
The primary inflationary factor related to the Company's operations is reflected in higher store rentals. Furthermore, some of the Company's present leases provide for the escalation of annual rentals based upon increases in specific cost of living indices. The Company expects that most of the leases it enters into in the future will contain similar provisions.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:                                            Page

  Report of Independent Auditors............................      11
  Consolidated Statements of Operations.....................      12
  Consolidated Balance Sheets ..............................      13
  Consolidated Statements of Cash Flows.....................      14
  Consolidated Statements of Changes in Stockholders' Equity      15
  Notes to Consolidated Financial Statements ...............      16

Financial Statement Schedules:

     Schedules and notes not included have been omitted because they are not applicable or the required information is included in the consolidated financial statement and notes thereto.

Supplementary Data:

  Quarterly Financial Summary (unaudited)..................  23


INDEPENDENT AUDITORS' REPORT

To the Directors and Stockholders of Frederick's of Hollywood, Inc.:

We have audited the accompanying consolidated balance sheets of Frederick's of Hollywood, Inc. and subsidiaries as of September 2, 1995, and September 3, 1994 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended September 2, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frederick's of Hollywood, Inc. and subsidiaries as of September 2, 1995, and September 3, 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended September 2, 1995 in conformity with generally accepted accounting principles.

As discussed in Note One to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 109 in the year ended September 3, 1994.


KPMG Peat Marwick LLP

Los Angeles, California
October 27, 1995

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (000's Omitted, except per share data)

                                       1995       1994            1993
Net sales                          $142,931   $132,153        $128,516

Costs and expenses:
  Cost of goods sold,
    buying and occupancy costs       84,203     77,409          72,894
  Selling, general and
    administrative expenses          54,957     52,530          47,694
  Provision for store closing          (790)     3,442             --
                                    138,370    133,381         120,588
Operating profit(loss)                4,561     (1,228)          7,928

Other income (expense):
  Interest expense                     (118)      (150)           (152)
  Miscellaneous                         (31)      (327)           (121)
                                       (149)      (477)           (273)

Earnings(loss) before income taxes    4,412     (1,705)          7,655
Income taxes                          1,760       (682)          2,918
Earnings (loss) before cumulative
  effect of a change in
  accounting principle                2,652     (1,023)          4,737
Cumulative effect of a change
  in accounting principle               --         120             --
Net earnings(loss)                 $  2,652   $   (903)       $  4,737

Earnings(loss) per share
  Primary - Classes A & B          $    .31   $   (.10)       $    .53
  Fully diluted - Classes A & B    $    .30   $   (.10)       $    .53
Weighted average shares outstanding
  Primary - Classes A & B             8,693      8,876           8,915
  Fully diluted - Classes A & B       8,702      8,875           8,926

             See accompanying notes to consolidated financial statements.

                    CONSOLIDATED BALANCE SHEETS
                    (000's Omitted)

              ASSETS                                1995         1994
CURRENT ASSETS:
  Cash and cash equivalents                      $11,441      $10,556
  Accounts receivable                                658          528
  Income tax receivable                              213          881
  Merchandise inventories                         19,862       18,097
  Deferred income taxes                              765        1,630
  Prepaid expenses                                 2,615        2,212
Total current assets                              35,554       33,904

PROPERTY AND EQUIPMENT, AT COST:
  Land                                               128          128
  Buildings and improvements                         698          570
  Fixtures and equipment                          13,473       12,196
  Leasehold improvements                          18,878       19,101
  Property under capital leases                    1,686        2,393
                                                  34,863       34,388
Less accumulated depreciation and amortization   (16,638)     (14,496)
Net property and equipment                        18,225       19,892
Deferred catalog costs                             2,107        1,583
Other assets                                          39           38
TOTAL ASSETS                                      55,925      $55,417
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                               $11,617      $11,225
  Dividends payable                                  221         --
  Current portion of:
    Capital lease obligations                        200          434
    ESOP loan guarantee                              240          240
  Accrued payroll                                    526          619
  Accrued insurance                                1,018          755
  Provision for store closings                        --        2,791
  Other accrued expenses                             469          354
Total current liabilities                         14,291       16,418

Capital lease obligations                            884          267
ESOP loan guarantee                                  480          720
Deferred rent                                        669          511
Deferred income taxes                              3,002        3,088
STOCKHOLDERS' EQUITY:
  Capital stock of $1 par value
    Authorized 15,000,000 Class A shares,
    35,000,000 Class B shares; issued
    2,955,000 Class A shares, 5,903,000
    Class B shares in 1995 and 1994                8,858        8,858
  Additional paid-in capital                         738          785
  Reduction for ESOP loan guarantee                 (701)        (960)
  Treasury stock                                      (5)          --
  Retained earnings                               27,709       25,730
  TOTAL STOCKHOLDERS' EQUITY                      36,599       34,413
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY        55,925      $55,417

          See accompanying notes to consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (000's Omitted)
                                                1995       1994     1993
Cash flows from operating activities:
Net income (loss)                             $2,652    $  (903)  $4,737
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Provision for store closing                 (1,852)     3,290      --
  Depreciation and amortization                4,105      4,206    4,011
  ESOP Compensation                              224        --       --
  Loss on sale of fixed assets                   431        358      198
  Changes in assets and liabilities:
    Accounts receivable                         (130)       (54)     142
    Income tax receivable                        668       (881)     426
    Merchandise inventories                   (1,948)      (753)  (2,792)
    Prepaid expenses                            (403)      (746)      50
    Deferred catalog costs                      (524)       183     (575)
    Other assets                                  (1)         5       10
    Accounts payable and
     accrued expenses                            677      3,011      244
    Deferred rent                                158        215      179
    Deferred income taxes                        779     (1,062)     412
    Income taxes payable                          --       (258)     258
Net cash provided by operating activities      4,836      6,611    7,300
Cash flows from investing activities:
  Proceeds from sale of fixed assets             205          2        4
  Capital expenditures                        (3,082)    (2,348)  (3,736)
Net cash used for investing activities        (2,877)    (2,346)  (3,732)
Cash flows from financing activities:
  Payment of capital lease obligations          (365)      (506)    (456)
  Payment of dividends                          (431)      (443)    (442)
  Payment of dividends on unearned
    ESOP shares                                  (11)       --       --
  Purchase of treasury stock                     (26)       --       --
  Proceeds from exercise of
    stock options                                --         108      116
  Net increase (decrease) in ESOP
    loan guarantee (liability)                  (240)       960      --
  Reduction for ESOP loan
    guarantee (equity)                           --        (960)     --
  Stock split                                     (1)        (4)     --
Net cash used for financing activities        (1,074)      (845)    (782)
Net increase in cash and cash equivalents        885      3,420    2,786
Cash and cash equivalents at
  beginning of year                           10,556      7,136    4,350
Cash and cash equivalents at
  end of year                                $11,441    $10,556   $7,136
Supplemental disclosure to consolidated
   statements of cash flows:
Cash flow information:
  Interest paid                              $   118    $   150   $  152
  Income taxes paid                              802      1,386    1,821
Non-cash investing and financing
 transactions:
  Leases capitalized                             747        --       --
  Dividends declared                             221        --       --
  Provision for store closing
    Fixed asset disposal                         756       475       --
    Inventory disposal                           183        24       --

             See accompanying notes to consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF
                    CHANGES IN STOCKHOLDERS' EQUITY


                             Capital  Additional            Treasury
                               Stock     Paid-in    ESOP      Stock   Retained
                              Amount     Capital    Loan    at cost   Earnings

Balance at August 29, 1992     8,780         598                         22,826
Stock options exercised           69          58                             --
Shares acquired
  and cancelled                   (8)         (3)                           (45)
Tax benefit from
  exercise of stock options       --          45                             --
Cash dividends
  ($.05 per share)                --          --                           (442)
Net earnings                      --          --                          4,737
Balance at August 28, 1993     8,841         698                         27,076
Stock split                       (2)         (2)                            --
Stock options exercised           19          75                             --
ESOP loan guarantee               --          --   $(960)                    --
Tax benefit from
  exercise of stock options       --          14      --                     --
Cash dividends
  ($.05 per share)                --          --      --                   (443)
Net loss                          --          --      --                   (903)
Stock split                       --          (1)     --                     --
ESOP loan guarantee               --         (46)   (259)                    --
Purchase of treasury stock        --          --      --        (5)         (21)
Cash dividends
  ($0.075 per share)              --          --      --        --         (652)
Net earnings                      --          --      --        --        2,652
Balance at September 2, 1995   8,858         738    (701)       (5)      27,709

                 See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note One.  Summary of Significant Accounting Policies

Principles of Consolidation The consolidated financial statements include the accounts of Frederick's of Hollywood, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year The Company's fiscal year ends on the Saturday closest to August 31. Fiscal years 1995, 1994, and 1993 ended on September 2, September 3, and August 28, respectively. Fiscal years 1995 and 1993 consisted of 52 weeks, while fiscal year 1994 consisted of 53 weeks.

Cash and Cash Equivalents The Company considers highly liquid investments with an initial maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Inventories Merchandise inventories are valued at the lower of cost or market on the first-in, first-out basis.

Depreciation and Amortization Properties and equipment are depreciated on the straight-line method based upon useful lives which range from 10 to 25 years for buildings and improvements and four to ten years for equipment. Leasehold improvements are amortized over the remaining term of the lease.

Income Taxes In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Statement 109 required a change from the deferred method of accounting for income taxes of APB Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Effective August 29, 1993, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1994 consolidated statement of operations.
Pursuant to the deferred method under APB Opinion No. 11, which was applied in 1993 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the years of the calculation.

Reclassifications Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1995 presentation.

Note Two.  Earnings Per Share

Earnings per share calculations are based on the weighted average number of shares of common stock outstanding during each period plus common stock equivalents. Common stock equivalents reflect the assumed exercise of dilutive employees' stock options less the number of treasury shares assumed to be purchased from the proceeds using average market price or, for fully diluted earnings per share, the greater of the average market price or period end market price of the Company's common stock.

The Company has two classes of stock, Class A capital stock and Class B capital stock. Both classes of stock have substantially identical rights, including dividend rights, except that the Class A stock will have one vote per share and Class B stock will be non-voting, unless such class is entitled to vote as a matter of law.

(In thousands except per share data)         1995         1994     1993

Net earnings (loss)                        $2,652         (903)   4,737

Earnings (loss) per share
  before cumulative effect
  of a change in accounting
  principle
     Primary                               $  .31         (.11)     .53
     Fully diluted                         $  .30         (.11)     .53

Per share cumulative effect
  of change in accounting
  principle
     Primary                               $   --          .01      --
     Fully diluted                         $   --          .01      --

Earnings (loss) per common
  and equivalent share
     Primary                               $  .31        (.10)     .53
     Fully diluted                         $  .30        (.10)     .53
Common and common
  equivalent shares
  (weighted average)
     Primary                                8,693       8,876    8,915
     Fully diluted                          8,702       8,875    8,926

Note Three.  Provision for Store Closing

In the fourth quarter of Fiscal 1994, the Company recorded a provision for closing twelve stores and the write down of certain display fixtures of $3,442,000. The provision reflects anticipated costs associated with lease buyouts of $1,710,000, the non-recoverable investment in property, equipment and inventory of $1,644,000, and other expenses directly related to the store closings of $88,000.

In the fourth quarter of fiscal 1995, the Company recorded a $790,000 pre-tax credit to the provision for store closing due to favorable lease settlements from landlords on some closed stores and the inability of the Company to close two stores out of the original 12 stores identified for closure because of changing business and economic conditions that made closing these two stores financially unfeasible.

Charges against the store closing reserve for fiscal years 1995 and 1994, were $2,791,000 and $651,000, respectively. The summary for these charges are as follows (000's Omitted):

                                     1995          1994
Lease buyouts                      $1,055       $   150
Fixed assets/inventory                939           499
Other expenses                          7             2
Unutilized portion of provision       790            --
  TOTAL                            $2,791       $   651

The consolidated statement of operations includes sales and operating losses for the ten stores designated in the provision for store closing that were actually closed. A summary for the fiscal years 1995 and 1994 is as follows (000's Omitted):

                    1995           1994
Net sales           $732         $1,909
Operating loss       140            440

Note Four.  Income Taxes

As discussed in Note One, the Company adopted Statement 109 as of August 29, 1993. The cumulative effect of this change in accounting for income taxes of $120,000 was determined as of August 29, 1993 and was reported separately in the consolidated statement of operations for the year ended September 3, 1994. Prior years' financial statements were not restated to apply the provisions of Statement 109.

The provisions for income taxes are as follows (000's Omitted):

                           1995        1994           1993
Current:  Federal        $  910       $ 217        $ 2,045
          State              71          43            461
Deferred: Federal           573        (764)           372
          State             206        (178)            40
                         $1,760       $(682)       $ 2,918

A reconciliation of income tax expense with the expected tax expense computed by applying the statutory Federal income tax rate to earnings before income taxes follows (000's Omitted):

                            1995               1994              1993
Earnings (loss)
 before taxes          $4,412  100.0%   $(1,705)  100.0%    $7,655  100.0%
Computed "expected"
 tax expense (benefit) $1,500   34.0%   $  (580)   34.0%    $2,603   34.0%
State taxes, net of
 Federal tax benefit
 (expense)                183    4.2%       (89)    5.2%       331    4.3%
Other items                77    1.7%       (13)    0.8%       (16)  (0.2%)
                       $1,760   39.9%   $  (682)   40.0%    $2,918   38.1%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 2, 1995, and September 3, 1994 are presented below:

Deferred tax assets:                              1995         1994
  Provision for store closing                  $    --      $ 1,139
  Inventories, principally due to
    additional cost inventories
    for tax purposes pursuant to
    the Tax Reform Act of 1986                     705          577
  Accrued expenses                                  60           20
     Total deferred tax assets                     765        1,736
Deferred tax liabilities:
  Property and equipment, principally due to
    differences in depreciation                 (3,002)      (3,194)
        Net deferred tax liability             $(2,237)     $(1,458)

The Company has not provided for a valuation allowance against its deferred tax assets as realization of such assets is considered to be more likely than not.

The provisions (credits) for deferred income taxes for 1993 which result from timing differences in recognition of earnings for tax and financial statement purposes are summarized as follows:

                                                         1993
Excess of tax over financial statement depreciation     $378
State taxes                                               (2)
Inventory capitalization                                  (2)
Accruals not currently tax deductible                     29
Sales of fixed assets                                      9
                                                        $412

Note Five.  Stockholders' Equity

On October 14, 1993 the stockholders approved two amendments to the Company's Certificate of Incorporation. The amendments which were effective October 15, 1993 resulted in: a) a one-for-three reverse split of the Company's Capital Stock; b) a reclassification of each share of existing capital stock as new Class A Capital Stock, $1.00 par value; c) a distribution of two shares of Class B Capital Stock, $1.00 par value, (non-voting) for each share of Class A Capital Stock; and, d) an increase in the authorized number of shares of Capital Stock from 20,000,000 to 50,000,000 consisting of 15,000,000 shares of Class A Capital Stock and 35,000,000 shares of Class B Capital Stock. Stock option and per share data have been retroactively adjusted to reflect the above.

Note Six.  Employee Stock Option and Benefit Plans

The Company has two stock options plans - The 1984 Plan which expired on September 26, 1994, and the 1990 Plan("The Plans") which provide for the granting of incentive stock options to officers or other key employees for the purchase of up 750,000 shares (250,000 Class A Capital Stock, 500,000 Class B Capital Stock) of the Company's capital stock. The exercisable features of the stock options are established by the stock option committee at the time of grant. The options are exercisable at prices not less than the market value at date of grant, and expire no later than ten years after date of grant. The Plans also provide for the granting of stock appreciation rights in conjunction with the options. The rights enable the holder to receive a payment equal to the excess of the fair market value of the Company's capital stock over the option price at the date of exercise. Such right may be exercised only if the holder exercises the accompanying stock option by purchasing one share of stock for each appreciation right exercised.

Transactions involving the Plans are summarized as follows (000's Omitted):

                            1995           1994           1993
Outstanding at
  beginning of period     1,022            840            746
Granted                      --            501            167
Exercised                    --            (19)           (69)
Cancelled                   (68)          (300)            (4)
Outstanding at
  end of period             954          1,022            840
Price range of options    $4.83-9.13    $4.83-9.13     $4.83-9.13

At September 2, 1995, September 3, 1994, and August 28, 1993, 769,000,
341,000, and 485,000 shares, respectively, were exercisable. There were no stock appreciation rights outstanding during the three-year period ended September 2, 1995.

The sale of shares acquired from the exercise of incentive stock options within one year of exercise results in state and federal income tax benefits to the Company equal to the difference between the market price at the date of exercise and the option price. During 1995, 1994, and 1993, $-0-, $14,000, and $45,000, respectively, was credited to additional paid-in capital for these tax benefits.

During fiscal 1993, the Company established a trust to administer a leveraged Employee Stock Ownership Plan (ESOP). In January 1994, the ESOP purchased 357,143 shares of the Company's Class A Capital Stock, financed by the proceeds from a $1,200,000 note issued by the ESOP and an initial contribution of $318,968 from the Company. The Company guaranteed the loan and is obligated to make annual contributions sufficient to enable the ESOP to repay the loan principal and interest. The terms of the ESOP loan guarantee include various covenants which provide, among other things, for the maintenance of a certain fixed charge ratio. The Company was in compliance for all covenants under the ESOP loan agreement. Charges to operations for this plan were $303,000 and $288,000 for 1995 and 1994, respectively.
The shares of stock held by the ESOP have been placed with the ESOP trustee and are allocated to eligible employees annually. These shares are allocated in the same proportion that the current year's principal and interest payments bear to the total principal and interest paid over the life of the borrowing.

The Company has non-qualified executive savings and retirement plans which provide benefits for certain executives of the Company. The plans allow for employee and matching employer contributions as well as an additional employer contribution in an amount necessary to provide for specified levels of benefits to participants upon retirement. The Company recorded expense of $187,000, $190,000, and $188,000 in fiscal 1995, 1994, and 1993, respectively.

Note Seven.  Leases and Commitments

The Company leases warehouse and office equipment under capital leases expiring in various years through 2000. Future minimum lease payments under capital leases are as follows (000's Omitted):

1996                                       $  200
1997                                          211
1998                                          225
1999                                          238
2000                                          210
Total minimum lease payments               $1,084
Less amount representing interest             160
Present value of minimum lease payments    $  924

There are no executory costs of contingent rental provisions in the capital leases.

Store, warehouse and office facilities are occupied under operating leases providing for minimum rental commitments as follows (000's Omitted):

 1996                                   $ 8,793
 1997                                     7,867
 1998                                     6,612
 1999                                     5,592
 2000                                     4,554
 2001 and thereafter                      8,315
 Total minimum payments required        $41,733

On substantially all leases, the Company is responsible for incremental rental increases based on sales, as well as repairs, maintenance and property taxes. Renewal privileges exist on certain leases. Total rent expense for 1995, 1994, and 1993 amounted to $11,878,000, $12,015,000, and
$11,615,000, respectively, which included $2,829,000, $2,842,000, and
$2,772,000, respectively, for contingent payments based primarily upon percentage of sales. The Company records rental expense on a straight line basis, any excess of rental expense over amounts paid is recorded as deferred rent.

The Company has outstanding letters of credit of $1,045,000 on September 2, 1995 for import merchandise.

Note Eight.  Segment Information

The Company, through its wholly owned subsidiaries, operates a catalog mail order business and a retail chain of women's specialty boutique stores. Financial information for each of these two business segments follows (000's Omitted):

                               Retail        Catalog             Consol
                               Stores     Mail Order Corporate.   Total
1995:
Net sales                      $76,117    $66,814         --   $142,931
Operating profit                   866      3,695         --      4,561
Depreciation and amortization
  of property and equipment      3,691        414         --      4,105
Capital expenditures             3,281        548         --      3,829
Identifiable assets             26,124     17,382    $12,419     55,925
1994:
Net sales                      $72,386    $59,767         --   $132,153
Operating profit (loss)         (3,641)     2,413         --     (1,228)
Depreciation and amortization
   of property and equipment     3,804        402         --      4,206
Capital expenditures             2,148        200         --      2,348
Identifiable assets             27,361     14,989    $13,067     55,417
1993
Net sales                      $73,202    $55,314        --    $128,516
Operating profit                 2,611      5,317        --       7,928
Depreciation and amortization
   of property and equipment     3,634        377        --       4,011
Capital expenditures             3,392        344        --       3,736
Identifiable assets             29,965     13,737    $7,136      50,838

In determining operating profit, various expenses are allocated to segments on the basis of sales, payroll and estimated assets employed. Identifiable assets are those directly employed by each segment and allocated on the basis of estimated usage. Corporate assets are principally cash and cash equivalents.

Note Nine.  Quarterly Results (Unaudited)

Quarterly financial data are summarized below (000's Omitted):

                      First     Second     Third     Fourth
                      Quarter   Quarter    Quarter   Quarter
1995:
Net sales             $36,048   $41,427    $33,312   $32,144
Gross profit           15,539    17,853     13,828    11,508
Net earnings(loss)      1,028     2,184        440    (1,000)
Primary:
   Classes A & B          .12       .25        .05      (.11)
Fully diluted:
   Classes A & B          .12       .25        .05      (.11)
1994:
Net sales              31,494    38,962     30,455    31,242
Gross profit           13,566    17,495     12,817    10,866
Net earnings(loss)        305     2,115       322     (3,645)
Primary:
   Classes A & B          .03       .24       .04       (.41)
Fully diluted:
   Classes A & B          .03       .24       .04       (.41)


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with the Company's independent auditors.
                                 PART III

Information with respect to the following items is incorporated by reference in Registrant's 1996 Proxy Statement and notice of annual meeting for the meeting to be held on February 1, 1996 ("Proxy Statement"). However, information regarding executive officers is contained in Part I of this report pursuant to General Instruction G of this form.

Item 10.  DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the caption in Registrant's Proxy Statement -- "Election of Directors" and is hereby incorporated by reference.

Item 11.  EXECUTIVE COMPENSATION

Reference is made to the caption in Registrant's Proxy Statement -- "Executive Compensation" and is hereby incorporated by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the caption in Registrant's Proxy Statement -- "Voting Securities and Principal Holders Thereof", "Election of Directors", and "Information Concerning Executive Officers" which are hereby incorporated by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                  PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   14.(a)(1)   Financial Statements

          Financial statement for Frederick's of Hollywood, Inc. listed in the Index to Financial Statements on page 10 are filed as part of this annual report.

   14.(a)(2)   Financial Statement Schedules

          None

   14.(a)(3)   Index to Exhibits

          Exhibits are as set forth in the "Index to Exhibits" on page 26 of this annual report.

   14.(b)      Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 3, 1994.


                             INDEX TO EXHIBITS

Exhibit No.    Title

3(a) Certificate of Incorporation (incorporated by reference to Exhibit 3(a) to Registration Statement on Form S-1, File No. 2-20034, filed on March 26, 1962)

3(b) Certificate of Amendment to Certificate of Incorporation effective July 16, 1969 (incorporated by reference to Exhibit 3(b) to Registration Statement on Form S-1, File No. 2-35116, filed on October 27, 1969)

3(c) Certificate of Amendment to Certificate of Incorporation effective February 6, 1984 (incorporated by reference to Exhibit 3(c) to Form 10-K for fiscal year ended September 2, 1984)

3(d) Certificate of Amendment to Certificate of Incorporation effective December 24, 1986 (incorporated by reference to
               Exhibit 3(d) to Form 10-K for fiscal year ended August 29,
               1987)

3(e) Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on February 5, 1992 (incorporated by reference to Exhibit 3(e) to Form 10-K for fiscal year ended August 29, 1992)

3(f) Bylaws, as amended (incorporated by reference to Exhibit 3(d) to Form 10-K for fiscal year ended August 31, 1986)

4 See Exhibits 3(a), 3(b), 3(c) and 3(d) for rights of capital stock

9              Omitted (Inapplicable)

10(a)          Copy of Profit Sharing Plan (incorporated by reference to
               Exhibit 10(a) to Form 10-K for the fiscal year ended August 28, 1981)

10(b) Copy of the 1984 Stock Option Plan (incorporated by reference to Exhibit No. 4.1 to Registration Statement on Form S-8, File No. 2-97418, filed on April 18, 1985)

10(c) Copy of the 1990 Stock Option Plan (incorporated by reference to exhibit No. 4.2 to Registration Statement on Form S-8, File No. 1-8252. Filed on January 31, 1991)

10(d) Copy of the Amended Employment Agreement dated August 31, 1989 with George W. Townson (incorporated by reference to Exhibits 10(e) to Form 10-K for the fiscal year ended September 2, 1989)

10(e) Copy of the second amendment to the Amended Employment Agreement with George W. Townson dated August 30, 1992 (incorporated by reference to Exhibit 10(e) to Form 10-K for fiscal year ended August 29, 1992)

10(f) Copy of Lease Agreement with LAPCO Industrial Park dated May 11, 1989 (incorporated by reference to Exhibits 10(d) to Form 10-K for fiscal year ended September 2, 1989)

10(g) Copy of Executive Savings Plan for key executives effective June 1, 1989 (incorporated by reference to Exhibit 10(f) to Form 10-K for fiscal year ended September 2, 1989)

10(h) Copy of Executive Retirement Plan for key executives effective June 1, 1989 (incorporated by reference to Exhibit 10(g) to Form 10-K for fiscal year ended September 2, 1989)

10(i) Copy of Term Lease Master Agreement with IBM Credit Corporation identified as Agreement No. 3541686
               (incorporated by reference to Exhibit 10(i) to Form 10-K fiscal year ended August 31, 1991)

10(j)          Copy of Frederick's of Hollywood, Inc. Employee Stock
               Ownership Plan

10(k) Copy of Frederick's of Hollywood, Inc. Employee Stock Ownership Plan Trust Agreement

11             Omitted (Inapplicable)

12             Omitted (Inapplicable)

13             Omitted (Inapplicable)

18             Omitted (Inapplicable)

19             Omitted (Inapplicable)

22 List of subsidiaries of Frederick's of Hollywood, Inc., (incorporated by reference to Exhibit 22 to Form 10-K for the fiscal year ended September 4, 1983)

23             Omitted (Inapplicable)

24             Consent of KPMG Peat Marwick LLP

25             Omitted (Inapplicable)

27             Financial Data Schedule

28             Omitted (Inapplicable)

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of November 1995.

                                   FREDERICK'S OF HOLLYWOOD, INC.



                                   By: (George W. Townson)
                                       George W. Townson
                                       Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 9, 1995.

      Signature                                Title
                                      Chief Executive Officer and
   (George W. Townson)                Director (Principal
    George W. Townson                 Executive Officer)

                                      Executive Vice President -
                                      Chief Financial and
                                      Administrative Officer
   (John B. Hatfield)                 (Principal Financial and
    John B. Hatfield                  Accounting officer)

   (Morton R. Field)                  Director
    Morton R. Field

                                      Director
   William J. Barrett

   (Hugh V. Hunter)                   Director
    Hugh V. Hunter

    (Merle A. Johnston)               Director
     Merle A. Johnston

   (Richard O. Starbird)              Director
    Richard O. Starbird

   (Sylvan Lefcoe)                    Director
    Sylvan Lefcoe