Form 10-Q
period 1995-12-02
FREDERICKS OF HOLLYWOOD INC
filed 1996-01-12
CIK 38868

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     AND EXCHANGE ACT OF 1934


For the quarterly period ended December 2, 1995

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

Indicate the number of shares outstanding for each of the registrant's classes of Common stock, as of the latest practicable date. 2,955,309 shares of Class A Capital Stock ($1 par value) and 5,903,118 shares of Class B Capital Stock ($1 par value) at December 27, 1995.

         FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES

                              INDEX


                                                  Page No.

Title Page

Index

PART I -- FINANCIAL INFORMATION (Unaudited)

     Consolidated condensed balance sheets-
     December 2, 1995 and September 2, 1995

     Consolidated condensed statements of income -
     Three months ended December 2, 1995
     and December 3, 1994

     Consolidated condensed statements of cash flows - Three months ended December 2, 1995 and
     December 3, 1994

     Notes to consolidated condensed financial statements

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations


PART II - OTHER INFORMATION

SIGNATURES

         FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
                   (UNAUDITED) (IN THOUSANDS)

                             ASSETS

                                       December 2,     September 2,
                                             1995             1995
Current assets:
   Cash and equivalents                 $  13,284      $    11,441
   Accounts receivable                        763              658
   Income taxes receivable                    163              213
   Merchandise inventories                 23,817           19,862
   Deferred income taxes                      765              765
   Prepaid expenses                         2,555            2,615
      Total current assets                 41,347           35,554
   Property and equipment, net             17,834           18,225
   Deferred catalog costs                   2,293            2,107
   Other assets                                39               39
                                        $  61,513      $    55,925


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                    $  17,600       $    11,617
   Dividends payable                         221               221
   Current portion:
      Capital lease obligations              203               200
      ESOP loan guarantee                    240               240
   Accrued payroll                           422               526
   Accrued insurance                       1,012             1,018
   Other accrued expenses                    259               469
      Total current liabilities           19,957            14,291
Capital lease obligations                    832               884
ESOP loan guarantee                          480               480
Deferred rent                                711               669
Deferred income taxes                      3,002             3,002
Stockholders' equity:
   Capital stock $1 par value              8,858             8,858
   Additional paid-in capital                726               738
   Reduction for ESOP loan guarantee        (640)             (701)
   Treasury stock                             (6)               (5)
   Retained earnings                      27,593            27,709
      Total stockholders' equity          36,531            36,599
                                       $  61,513       $    55,925

See accompanying notes to the consolidated financial statements.

              FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             (In thousands, except per share data - UNAUDITED)

                                                 Three Months Ended

                                             December 2,    December 3,
                                                   1995           1994
Net sales                                      $ 36,642       $ 36,048

Cost of goods sold,
  buying and occupancy costs                     21,072         20,509

     Gross profit                                15,570         15,539

Selling, general and
   administrative expenses                       15,442         13,810

     Operating profit                               128          1,729

Other income and (expense), net                      55             28

     Earnings before income taxes                   183          1,757

Income taxes                                         76            729

Net earnings                                   $    107       $  1,028

Earnings per share
     Primary - Class A & Class B               $    .01       $    .12
     Fully diluted - Class A & Class B              .01            .12

Weighted average shares outstanding
     Primary - Class A and Class B                8,704          8,858
     Fully diluted - Class A and Class B          8,704          8,858

Cash dividend per share - Class A & Class B    $   .025       $   .025

See accompanying notes to the consolidated financial statements.

              FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (UNAUDITED) (IN THOUSANDS)

                                                    Three Months Ended
                                                 December 2,    December 3,
                                                       1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $     107    $    1,028
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for store closing                            --           (443)
  Depreciation and amortization                        1,035         1,024
  ESOP Compensation                                       53           --
  Loss on sale of fixed assets                           --             11
  Changes in assets and liabilities:
    Accounts receivable                                 (105)         (255)
    Income tax receivable                                 50           715
    Merchandise inventories                           (3,955)       (1,688)
    Prepaid expenses                                      60           205
    Deferred catalog costs                              (186)          220
    Accounts payable and accrued expenses              5,663         1,835
    Deferred rent                                         42            52
NET CASH PROVIDED BY OPERATING ACTIVITIES              2,764         2,724
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets                     --              8
  Capital expenditures                                  (644)         (481)
NET CASH USED FOR INVESTING ACTIVITIES                  (644)         (473)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of capital lease obligations                   (49)         (135)
  Payment of dividends                                  (217)         (221)
  Payment of dividends on unearned ESOP shares            (4)
  Purchase of treasury stock                              (7)          --
  Stock split                                            --             (1)
NET CASH USED FOR FINANCING ACTIVITIES                  (277)         (357)
Net increase in cash and cash equivalents              1,843         1,894
Cash and cash equivalents at beginning of year        11,441        10,556
CASH AND CASH EQUIVALENTS AT END OF YEAR              13,284        12,450
Supplemental disclosure to consolidated
   statements of cash flows:
Cash flow information:
  Interest paid                                           16            17
  Income taxes paid                                       33            13
Non-cash investing and financing transactions:
  Dividends declared                                     221           --

 See accompanying notes to the consolidated financial statements.

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       THIRTEEN WEEKS ENDED
               December 2, 1995 and December 3, 1994



NOTE 1.  BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of December 2, 1995 and September 2, 1995, and the results of operations and cash flows for the three months ended December 2, 1995 and December 3, 1994.

These financial statements should be read in conjunction with the Company's 1995 annual report on Form 10-K405.

NOTE 2.  EARNINGS PER SHARE

Earnings per share calculations are based on the weighted average number of shares of both Class A and Class B capital stock outstanding during each period plus capital stock equivalents. Capital stock equivalents reflect the assumed exercise of dilutive employees' stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price or, for fully diluted earnings per share, the greater of the average market price or period end market price of the Company's common stock. ESOP shares that have not been committed to be released are not considered outstanding (See Note 4).

                              First Quarter    First Quarter
                                   1996             1995
(In thousands
except per share data)

Net Earnings                       $ 107              1,028

Earnings per common
  and equivalent share
    Primary                       $  .01                .12
    Fully Diluted                    .01                .12
Common and common
  equivalent shares
  (weighted average)
    Primary                        8,704              8,858
    Fully Diluted                  8,704              8,858

NOTE 3.  PROVISION FOR STORE CLOSING

In the fourth quarter of Fiscal 1994, the Company recorded a provision for closing twelve stores and the write down of certain display fixtures of $3,442,000. The provision reflects anticipated costs associated with lease buyouts of $1,703,000, the non-recoverable investment in property, equipment and inventory of $1,651,000, and other expenses directly related to the store closings of $88,000.

The consolidated statement of income includes sales and operating losses for ten stores designated in the provision for store closing that were actually closed. A summary for the three months is as follows:

                     Three Months Ended
                   December 2,   December 3,
                      1995          1994
Net sales         $   -0-        364,000
Operating loss        -0-         84,000

NOTE 4. EMPLOYEE STOCK OWNERSHIP PLAN

Effective September 4, 1994, the Company adopted Statement of Position (SOP) 93-6 (Employers' Accounting for Employee Stock Ownership Plans). Under SOP 93-6 the debt of the ESOP is recorded as debt of the Company and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. As shares are released from collateral, the company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as compensation expense. ESOP compensation expense was $53,000 for the three months ended December 2, 1995. The ESOP shares as of December 2, 1995 were as follows:

          Allocated shares                    191,000
          Shares released for allocation       15,000
          Unreleased shares                   151,000
          Total ESOP shares                   357,000
          Fair value of unreleased
            shares as of December 2, 1995    $735,000

NOTE 5.  INCOME TAXES


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 2, 1995 are presented below (000's
Omitted):

Deferred tax assets:
  Inventories, principally due to
    additional cost inventories
    for tax purposes pursuant to
    the Tax Reform Act of 1986                    $   705
  Accrued expense                                      60
     Total deferred tax assets                        765
Deferred tax liabilities:
  Property and equipment, principally due to
    differences in depreciation                    (3,002)
        Net deferred tax liability                $(2,237)

The Company has not provided for a valuation allowance against its deferred tax assets as realization of such assets is considered to be more likely than not.


               MANAGEMENT'S DISCUSSION AND ANALYSIS

         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The most significant changes in the Company's balance sheet from September 2, 1995, the end of the preceding fiscal year to December 2, 1995 are as follows:

  Cash and cash equivalents increased $1,843,000. The Company had working capital of $21,390,000 and net cash provided by operating activities of $2,764,000 for the three months ended
  December 2, 1995.

  Accounts receivable increased $105,000. The increase is primarily attributable to increased credit card receivables.

  The decrease in income taxes receivable from $213,000 at September 2, 1995 to $163,000 at December 2, 1995 is due to the receivable being applied to the Company's current year's taxes due.

  Inventory increased $3,955,000 from $19,862,000 to $23,817,000. Inventory levels generally peak at the end of the first quarter in preparation for the increased sales volume during the holiday season. The Company continues to closely monitor its inventories and believes its inventory position is substantially on plan relative to the anticipated sales.

  Prepaid expenses decreased $60,000. The decrease is mainly attributed to the timing differences of invoice payments.

  Deferred catalog costs increased $186,000. The decrease is attributed to the timing differences of catalog mailings.

  Accounts payable rose $5,938,000. The major factor causing the increase was the purchase of inventory for the holiday selling season.

  Accrued payroll decreased $104,000.  This fluctuation
  (decrease) is attributable to the difference in the length of time between the end of the pay period (accrual of estimated payroll) and the payment of that payroll as it relates to two different points in time; the end of the fiscal year and the end of the first quarter.

  The decrease in accrued insurance and other accrued expenses was $216,000. The difference is caused by the timing of the required accruals and the corresponding payments.

RESULTS OF OPERATIONS

The following table summarizes the Company's net sales and operating profit(loss) by business segment for the three month period ending December 2, 1995 and December 3, 1994:

                        Net Sales      Operating Profit (Loss)

                        1996     1995        1996     1995
                                 (In Thousands)
Retail Stores        $18,314   18,723        (980)    (308)
Mail Order            18,328   17,325       1,108    2,037
Total                $36,642   36,048         128    1,729

The results of the interim period are not necessarily indicative of results for the entire year.

Net sales rose $594,000 (1.6%) for the three months ended December 2, 1995 as compared with the prior year. The factors contributing to the increase in each segment were as follows:

  Retail store sales volume decreased $409,000 (2.2%) for the three months ended December 2, 1995 as compared with the similar period last year. Comparable store sales volume decreased 2.5% for the three months ended December 2, 1995. There were no stores opened or closed during the quarter for a total of 204 stores in 39 states.
  The decrease in retail store sales is attributed to the continued softness in the specialty store environment.

  Mail Order sales volume increased $1,003,000 (5.8%) for the three months ended December 2, 1995 as compared with the similar period last year. The gain is attributable to an increase in the number of catalogs distributed.

Gross profit amounted to $15,570,000 (42.5% of sales) for the three months ended December 2, 1995. This compares with $15,539,000
(43.1% of sales) for the same period in the prior year. The increase in gross profit is mainly attributable to the increased sales volume.

Selling, general and administrative expenses increased $1,632,000 (11.8%) to $15,442,000 (42.1% of sales) from $13,810,000 (38.3% of sales) for the three months ended December 2, 1995 as compared to the similar period last year. The increase is primarily attributable to increased advertising and increased catalog costs related to price increases in paper and postage.

The increased operating loss of $672,000 for Frederick's of Hollywood retail stores is attributable to reduced sales and increased advertising and promotional expenses. The decline in mail order operating profit was primarily due to postage increases and significantly higher paper costs. The Company has implemented several methods in order to mitigate the impact of the increased paper and postage costs.

The increase in other income of $27,000 reflects increased interest income.

The Company's business is seasonal in nature with the Holiday Season and Valentine's Day (which both fall within the second quarter) historically accounting for the largest percentage of sales volume. In the Company's three most recent fiscal years, the second quarter accounted for approximately 30% of the Company's annual sales.

Income taxes are provided on the basis of estimated federal and state taxes for each year. The rate used for the first quarter of 1996 and 1995 was 41.5%.




PART II - OTHER INFORMATION



Items 1 - 5.

Items 1 - 5 are omitted because they are not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Not applicable.

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




                                   FREDERICK'S OF HOLLYWOOD, INC.
                                   (Registrant)










Date:   January 9, 1996            By:/s/  George W. Townson
                                      George W. Townson
                                      Chairman of the Board, President
                                      and Chief Executive Officer






Date:    January 9, 1996           By: /s/ John B. Hatfield
                                      John B. Hatfield
                                      Executive Vice President,
                                      Secretary, Treasurer,
                                      Chief Financial, Accounting
                                      and Administrative Officer