Form 10-Q
period 1996-03-02
FREDERICKS OF HOLLYWOOD INC
filed 1996-04-12
CIK 38868

13
             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                          FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     AND EXCHANGE ACT OF 1934


For the quarterly period ended March 2, 1996

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

Indicate the number of shares outstanding for each of the registrant's classes of Common stock, as of the latest practicable date. 2,955,309 shares of Class A Capital Stock ($1 par value) and 5,903,118 shares of Class B Capital Stock ($1 par value) at March 21, 1996.

       FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES

                            INDEX



Title Page

Index

PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

              Consolidated condensed balance sheets-
              March 2, 1996 and September 2, 1995

              Consolidated condensed statements of
              income - Three and six months ended
              March 2, 1996 and March 4, 1995

              Consolidated condensed statements of
              cash flows - Six months ended
              March 2, 1996 and March 4, 1995

              Notes to consolidated condensed
              financial statements

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and
              Results of Operations


PART II - OTHER INFORMATION

SIGNATURES

       FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS
                 (UNAUDITED) (IN THOUSANDS)

                           ASSETS
                                        March 2 1996      September 2, 1995
Current assets:
   Cash and equivalents                 $   13,178      $    11,441
   Accounts receivable                         524              658
   Income taxes receivable                     --               213
   Merchandise inventories                  17,624           19,862
   Deferred income taxes                       765              765
   Prepaid expenses                          2,198            2,615
      Total current assets                  34,289           35,554
   Property and equipment, net              17,585           18,225
   Deferred catalog costs                    2,140            2,107
   Other assets                                 39               39
                                        $   54,053      $    55,925

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                     $    8,812      $    11,617
   Dividends payable                           221              221
   Current portion:
      Capital lease obligations                206              200
      ESOP loan guarantee                      240              240
   Accrued payroll                             470              526
   Accrued insurance                           812            1,018
   Income taxes payable                        413              --
   Other accrued expenses                      251              469
      Total current liabilities             11,425           14,291
Capital lease obligations                      780              884
ESOP loan guarantee                            480              480
Deferred rent                                  747              669
Deferred income taxes                        3,002            3,002
Stockholders' equity:
   Capital stock $1 par value                8,858            8,858
   Additional paid-in capital                  727              738
   Reduction for ESOP loan guarantee          (579)            (701)
   Treasury stock                               (6)              (5)
   Retained earnings                        28,619           27,709
      Total stockholders' equity            37,619           36,599
                                        $   54,053      $    55,925

See accompanying notes to the consolidated financial statements.

       FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
      (In thousands, except per share data - UNAUDITED)

                                   Three Months Ended     Six Months
                                   Ended

                                   March 2,  March 4,    March 2,  March 4,
                                     1996      1995        1996      1995

Net sales                          $44,565    41,427      81,207    77,475

Cost of goods sold,
  buying and occupancy costs        25,861    23,574      46,933    44,083

     Gross profit                   18,704    17,853      34,274    33,392

Selling, general and
   administrative expenses          16,654    14,217      32,096    28,027

     Operating profit                2,050     3,636       2,178     5,365

Other income and
   (expense), net                       75        98         130       126

Earnings before income taxes         2,125     3,734       2,308     5,491

Income taxes                           882     1,550         958     2,279

Net earnings                       $ 1,243     2,184       1,350     3,212


Earnings per share

     Primary -
       Class A & Class B           $   .14       .25         .15       .37

     Fully diluted -
       Class A & Class B               .14       .25         .15       .37

Weighted average shares
  outstanding

     Primary - Class A & Class B     8,715     8,631       8,717     8,631

     Fully diluted -
        Class A & Class B            8,715     8,637       8,717     8,637

Cash dividend per share -
   Class A & Class B               $  .025      --           .05      .025

See accompanying notes to the consolidated financial statements.

       FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 (UNAUDITED) (IN THOUSANDS)
                                                     Six Months Ended

                                               March 2, 1996    March 4, 1995

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                                    $   1,350        $  3,212
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Provision of store closings                        --           (1,728)
     Depreciation and amortization                    2,063           2,058
     ESOP compensation                                  120              97
     Loss on sale of fixed assets                         1             629
  Changes in assets and liabilities
     Accounts receivable                                134               6
     Income tax receivable                              213             881
     Merchandise inventories                          2,238             996
     Prepaid expenses                                   417             216
     Deferred catalog costs                             (33)           (855)
     Other assets                                       --               (1)
     Accounts payable and accrued expenses           (3,285)         (2,040)
     Deferred rent                                       78             100
     Deferred income taxes                              --              677
     Income tax payable                                 413             498
NET CASH PROVIDED BY OPERATING ACTIVITIES             3,709           4,746
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets                     5              10
   Capital expenditures                              (1,429)         (1,389)
NET CASH USED FOR INVESTING ACTIVITIES               (1,424)         (1,379)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of capital lease obligations                 (98)           (273)
   Payment of dividends                                (435)           (216)
   Payment of dividends on unearned ESOP shares          (8)             (6)
   Purchase of treasury stock                            (7)             --
   Stock split                                           --             (1)
NET CASH USED FOR FINANCING ACTIVITIES                 (548)          (496)
Net increase in cash and cash equivalents             1,737          2,871
Cash and cash equivalents at beginning
   of year                                           11,441         10,556
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                      $  13,178       $ 13,427
Supplemental disclosures to consolidated
statements of cash flows:
   Interest paid                                  $      35       $     31
   Income taxes paid                              $     339       $    672
Non-cash investing and financing transactions:
  Dividends declared                              $     221       $    --

See accompanying notes to the consolidated financial statements.

    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   TWENTY-SIX WEEKS ENDED
               March 2, 1996 and March 4, 1995

NOTE 1.  BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 2, 1996 and March 4, 1995, and the results of operations and cash flows for the six months ended March 2, 1996 and March 4, 1995.

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

                         Three Months Ended     Six Months Ended

(In thousands except per share data)     March 2,  March 4,     March 2,  March 4,
                                           1996      1995         1996      1995

Net earnings                              $1,243     2,184       1,350     3,212
Earnings per common
  and equivalent share
     Primary                                 .14       .25         .15       .37
     Fully diluted                           .14       .25         .15       .37
Weighted average
    Primary                                8,858     8,858       8,858     8,858
    Fully diluted                          8,858     8,858       8,858     8,858
  Dilutive effect of
  stock options
    Primary                                   --        --           2        --
    Fully diluted                             --         6           2         6
  Unallocated ESOP shares                   (136)     (227)       (136)     (227)
  Treasury stock                              (7)       --          (7)       --
  Weighted average used to
  calculate earnings per share
    Primary                                8,715     8,631       8,717     8,631
    Fully diluted                          8,715     8,637       8,717     8,637

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

The consolidated statement of income includes sales and operating losses for ten stores designated in the provision for store closing that were actually closed. A summary for the three and six months is as follows:

                      Three Months Ended                  Six Months Ended

                  March 2, 1996  March 4, 1995      March 2, 1996  March 4, 1995
Net sales              --           354,000              --           718,000
Operating loss         --            28,000              --           112,000

NOTE 4. EMPLOYEE STOCK OWNERSHIP PLAN

Effective September 4, 1994, the Company adopted Statement of Position (SOP) 93-6 (Employers' Accounting for Employee Stock Ownership Plans). Under SOP 93-6 the debt of the ESOP is recorded as debt of the Company and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. As shares are released from collateral, the company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as compensation expense. ESOP compensation expense was $67,000 and $120,000 respectively for the three and six months ended March 2, 1996. The ESOP shares as of March 2, 1996 were as follows:

          Allocated shares                  206,000
          Shares released for allocation     15,000
          Unreleased shares                 136,000
          Total ESOP shares                 357,000
          Fair value of unreleased
            shares as of March 2, 1996     $544,000


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



            MANAGEMENT'S DISCUSSION AND ANALYSIS

      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The most significant changes in the Company's balance sheet from September 2, 1995, the end of the preceding fiscal year, to March 2, 1996 are as follows:

  Cash and cash equivalents increased $1,737,000.   The
  Company had working capital of $22,864,000 at March 2, 1996 and net cash provided by operating activities of $3,709,000 for the six months ended March 2, 1996.

  Accounts receivable decreased $134,000. The decrease is primarily due to decreased credit card receivables.

  The decrease in income taxes receivable from $213,000 at September 2, 1995 to zero at March 2, 1996 is due to the receivable being applied to the Company's current year's taxes due.

  Inventory decreased $2,238,000. Inventory levels generally decrease after the holiday and Valentine's Day selling periods. The Company continues to closely monitor its inventories and believes its inventory position is substantially on plan relative to the anticipated sales.

  Prepaid expenses decreased $417,000. The decrease is mainly attributed to the timing differences of invoice payments.

  Deferred catalog costs increased $33,000. The increase is attributable to the timing differences of catalog mailings.

  The accounts payable decrease of $2,805,000 is mainly attributable to the offsetting factors of increased customer deposits ($693,000), increased payroll and sales taxes payable ($446,000), and decreased accounts payables ($4,204,000). These fluctuations are caused by the timing of the required accounting entries as they relate to two different points in time; the end of the fiscal year, and the end of the second quarter; as well as the difference caused by the timing of the required accruals and the corresponding payments.

  Accrued payroll decreased $56,000. This fluctuation (decrease) is attributable to the difference in the length of time between the end of the pay period (accrual of estimated payroll) and the payment of that payroll as it relates to two different points in time; the end of the fiscal year and the end of the second quarter.

  The decrease in accrued insurance and other accrued expenses was $424,000. The difference is caused by the timing of the required accruals and the corresponding payments.


RESULTS OF OPERATIONS

The following table summarizes the Company's net sales and operating profit (loss) by business segment for the three and six month periods ending March 2, 1996 and March 4, 1995:

                                   Net Sales
                      Three Months       Six Months
(In Thousands)
                     1996      1995      1996        1995
Retail Stores     $24,771   $24,492   $43,085     $43,215
Mail Order         19,794    16,935    38,122      34,260
   Total          $44,565   $41,427   $81,207     $77,475

******************************************************************

                              Operating Profit (loss)

                     1996      1995      1996       1995
Retail Stores      $2,395    $2,972    $1,415     $2,664
Mail Order           (345)      664       763      2,701
   Total           $2,050    $3,636    $2,178     $5,365

The results of the interim period are not necessarily indicative of results for the entire year.

Net sales increased $3,138,000 (7.6%) for the three months and $3,732,000 (4.8%) for the six months ended March 2, 1996 as compared with the prior year. The factors contributing to the increase in each segment were as follows:

  Retail store sales volume increased $279,000 (1.1%) for the three months and decreased $130,000 (0.3%) for the six months ended March 2, 1996 as compared with the similar periods last year. Comparable store sales volume increased 0.4% for the three months and decreased 0.8% for the six months ended March 2, 1996. One store was opened and one was closed during the quarter for a total of 204 stores in 39 states.

  The minimal increase in sales for the three months as well as the decrease for the six months is attributed to the softness in the specialty store environment during the holiday season. Despite the disappointing holiday selling season; January and February, which includes Valentine's Day, showed an improvement over the previous year.


  Mail Order sales volume increased $2,859,000 (16.9%) and $3,862,000 (11.3%) for the three and six months ended March
  2, 1996 as compared with the similar periods last year. The gain is attributable to an increase in the number of catalogs distributed.

Gross profit amounted to $18,704,000 (42.0% of sales) and $34,274,000 (42.2% of sales) for the three and six months ended March 2, 1996. This compared with $17,853,000 (43.1% of sales) and $33,392,000 (43.1% of sales) for the same periods in the prior year. The decrease in gross profit percentage is mainly attributable to additional markdowns in retail stores to liquidate slow selling merchandise and to stimulate sales. The increase in gross profit dollars for both the three and six months is attributable to increased sales.

Selling, general and administrative expenses increased $2,437,000 (17.1%) and $4,069,000 (14.5%) for the three and six months ended March 2, 1996. For both the three and six month periods the increase in selling, general, and administrative expense is attributable mainly to our mail order subsidiary. The increase was due to costs associated with the test mailing of a new swimwear catalog (which is still being evaluated), increased paper, postage, along with increased costs for our catalog toll-free telephone line, due to the implementation of telephone operators having access to inventory availability while speaking with the customer.

The decrease in other income (expense) for the three months was caused by reduced interest income.

The Company's business is seasonal in nature with the Holiday Season and Valentine's Day (which both fall within the second quarter) historically accounting for the largest percentage of sales volume. In the Company's three most recent fiscal years, the second quarter accounted for approximately 30% of the Company's annual sales.

Income taxes are provided on the basis of estimated federal and state taxes for each year. The rate used for the six months ended March 2, 1996 and March 4, 1995 was 41.5%.


PART II - OTHER INFORMATION

Items 1 - 3

Items 1 - 3 are omitted because they are not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on
February 1, 1996.

At the annual meeting the following Directors were elected for fiscal
1996:

                              Votes For       Votes Withheld
George W. Townson             2,850,041            5,190
William J. Barrett            2,854,460              771
Morton R. Field               2,842,677           12,554
Richard O. Starbird           2,852,845            2,386
Hugh V. Hunter                2,853,812            1,419
Sylvan Lefcoe                 2,852,643            2,588
Merle A. Johnston             2,852,208            3,023

At the Annual Meeting, the shareholders ratified the Company's selection of KPMG Peat Marwick as the independent certified public accountant for fiscal 1996 by an affirmative vote of 2,835,965 with 6,019 shares voting against and 13,247 shares abstaining.

Only shares of Class A Capital Stock are entitled to vote. Class B Capital Stock does not have voting rights.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits 27 - Financial Data Schedule (EDGAR filing only).

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




                                   FREDERICK'S OF HOLLYWOOD, INC.
                                   (Registrant)










Date:   April 12, 1996             By: /s/George W. Townson
                                      George W. Townson
                                      Chairman of the Board, President
                                      and Chief Executive Officer






Date:    April 12, 1996            By: /s/John B. Hatfield
                                      John B. Hatfield
                                      Executive Vice President,
                                      Secretary, Treasurer,
                                      Chief Financial, Accounting
                                      and Administrative Officer