Form 10-Q
period 1996-06-01
FREDERICKS OF HOLLYWOOD INC
filed 1996-07-15
CIK 38868

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     AND EXCHANGE ACT OF 1934


For the quarterly period ended June 1, 1996

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

Indicate the number of shares outstanding for each of the registrant's classes of Common stock, as of the latest practicable date. 2,955,309 shares of Class A Capital Stock ($1 par value) and 5,903,118 shares of Class B Capital Stock ($1 par value) at July 8, 1996.

         FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES

                              INDEX



Title Page

Index

PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

              Consolidated condensed balance sheets-
              June 1, 1996 and September 2, 1995

              Consolidated condensed statements of
              income (loss) - Three and nine months ended
              June 1, 1996 and June 3, 1995

              Consolidated condensed statements of
              cash flows - Nine months ended
              June 1, 1996 and June 3, 1995

              Notes to consolidated condensed
              financial statements

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and
              Results of Operations


PART II - OTHER INFORMATION

SIGNATURES

         FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
                   (UNAUDITED) (IN THOUSANDS)

                             ASSETS
                                           June 1,     September 2,
                                              1996            1995
Current assets:
   Cash and equivalents                 $   10,809     $    11,441
   Accounts receivable                         597             658
   Income taxes receivable                     323             213
   Merchandise inventories                  19,108          19,862
   Deferred income taxes                       765             765
   Prepaid expenses                          2,122           2,615
      Total current assets                  33,724          35,554
   Property and equipment, net              17,807          18,225
   Deferred catalog costs                      980           2,107
   Other assets                                 39              39
                                        $   52,550     $    55,925

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                     $    8,458     $    11,617
   Dividends payable                           221             221
   Current portion:
      Capital lease obligations                209             200
      ESOP loan guarantee                      240             240
   Accrued payroll                             334             526
   Accrued insurance                           939           1,018
   Other accrued expenses                      383             469
      Total current liabilities             10,784          14,291
Capital lease obligations                      726             884
ESOP loan guarantee                            480             480
Deferred rent                                  779             669
Deferred income taxes                        3,002           3,002
Stockholders' equity:
   Capital stock $1 par value                8,858           8,858
   Additional paid-in capital                  729             738
   Reduction for ESOP loan guarantee          (517)           (701)
   Treasury stock                               (7)             (5)
   Retained earnings                        27,716          27,709
      Total stockholders' equity            36,779          36,599
                                        $   52,550     $    55,925

See accompanying notes to the consolidated financial statements.

              FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
             (In thousands, except per share data - UNAUDITED)

                                   Three Months Ended     Nine Months Ended

                                   June 1,   June 3,     June 1,   June 3,
                                      1996      1995        1996      1995

Net sales                          $35,282    33,312     116,489   110,787

Cost of goods sold,
  buying and occupancy costs        21,045    19,484      67,978    63,567

     Gross profit                   14,237    13,828      48,511    47,220

Selling, general and
   administrative expenses          15,438    13,194      47,534    41,221

     Operating profit               (1,201)      634         977     5,999

Other income and
   (expense), net                       27       117         157       243

Earnings (loss) before
  income taxes                      (1,174)      751       1,134     6,242

Income taxes                          (488)      311         470     2,590

Net earnings (loss)                $  (686)      440         664     3,652


Earnings (loss) per share

     Primary -
       Class A & Class B           $  (.08)      .05         .08       .42

     Fully diluted -
       Class A & Class B              (.08)      .05         .08       .42

Weighted average shares
  outstanding

     Primary - Class A & Class B     8,730     8,628       8,731     8,627

     Fully diluted -
        Class A & Class B            8,730     8,630       8,731     8,631

Cash dividend per share -
   Class A & Class B               $  .025      --          .075      .025

See accompanying notes to the consolidated financial statements.

         FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   (UNAUDITED) (IN THOUSANDS)
                                                  Nine Months Ended

                                                 June 1,      June 3,
                                                   1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                                 $    664     $  3,652
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Provision for store closings                   --        (2,001)
     Depreciation and amortization                3,112        3,081
     ESOP compensation                              187          153
     Loss on sale of fixed assets                    23          717
  Changes in assets and liabilities
     Accounts receivable                             61           11
     Income tax receivable                         (110)         881
     Merchandise inventories                        754         (807)
     Prepaid expenses                               493          (61)
     Deferred catalog costs                       1,127         (235)
     Other assets                                   --           --
     Accounts payable and accrued expenses       (3,516)      (2,768)
     Deferred rent                                  110          142
     Deferred income taxes                          --           784
     Income tax payable                             --           593
NET CASH PROVIDED BY OPERATING ACTIVITIES         2,905        4,142
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets                 5          160
   Capital expenditures                          (2,722)      (1,755)
NET CASH USED FOR INVESTING ACTIVITIES           (2,717)      (1,595)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of capital lease obligations            (149)        (366)
   Payment of dividends                            (652)        (216)
   Payment of dividends on unearned ESOP shares     (12)          (6)
   Purchase of FOH Class A Capital Stock             (7)         (26)
   Stock split                                       --           (1)
NET CASH USED FOR FINANCING ACTIVITIES             (820)        (615)
Net increase (decrease) in cash
   and cash equivalents                            (632)       1,932
Cash and cash equivalents at beginning
   of year                                       11,441       10,556
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                   $ 10,809     $ 12,488
Supplemental cash flow disclosures:
   Interest paid                               $     50     $     41
   Income taxes paid                           $    589     $    782

See accompanying notes to the consolidated financial statements.

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     THIRTY-NINE WEEKS ENDED
                  June 1, 1996 and June 3, 1995


NOTE 1.  BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of June 1, 1996 and June 3, 1995, and the results of operations and cash flows for the nine months ended June 1, 1996 and June 3, 1995.

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

                         Three Months Ended     Nine Months Ended
(In thousands
except per share data)         June 1,   June 3,   June 1,  June 3,
                                  1996      1995      1996     1995
Net earnings (loss)             $ (686)      440       664    3,652
Earnings per common
  and equivalent share
     Primary                      (.08)      .05       .08       .42
     Fully diluted                (.08)      .05       .08       .42
Weighted average
    Primary                      8,858     8,858     8,858     8,858
    Fully diluted                8,858     8,858     8,858     8,858
  Dilutive effect of
  stock options
    Primary                         --         1         1        --
    Fully diluted                   --         3         1         4
  Unallocated ESOP shares         (121)     (227)     (121)     (227)
  Treasury stock                    (7)       (4)       (7)      (4)
  Weighted average used to
  calculate earnings per share
    Primary                      8,730     8,628     8,731    8,627
    Fully diluted                8,730     8,630     8,731    8,631

NOTE 3.  PROVISON FOR STORE CLOSING

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

The consolidated statement of income includes sales and operating losses for ten stores designated in the provision for store closing that were actually closed. A summary for the three and six months is as follows:

                  Three Months Ended    Nine Months Ended

                  June 1,    June 3,    June 1,        June 3,
                    1996        1995       1996           1995
Net sales            --      $98,000        --      $1,034,000
Operating loss       --      $47,000        --      $  162,000

NOTE 4. EMPLOYEE STOCK OWNERSHIP PLAN

Effective September 4, 1994, the Company adopted Statement of Position (SOP) 93-6 (Employers' Accounting for Employee Stock Ownership Plans). Under SOP 93-6 the debt of the ESOP is recorded as debt of the Company and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. As shares are released from collateral, the company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as compensation expense. ESOP compensation expense was $67,000 and $187,000 respectively for the three and nine months ended June 1, 1996. The ESOP shares as of June 1, 1996 were as follows:

          Allocated shares                  221,000
          Shares released for allocation     15,000
          Unreleased shares                 121,000
          Total ESOP shares                 357,000
          Fair value of unreleased
            shares as of July 1, 1996      $666,000

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

NOTE 6. - SUBSEQUENT EVENT

Subsequent to the close of the third quarter, the Company, along with the founding family shareholders' trusts, retained the investment banking firm Janney Montgomery Scott Inc. as financial advisor in an exclusive agreement for the purpose of presenting to our Board of Directors and the trusts, a program to enhance the value of the Company's shares.

The program could include the sale of Frederick's shares owned by the trusts, which aggregates approximately 50.2 percent of the total shares outstanding, or possibly the sale of all shares or assets, merger or other consolidation, share repurchase or by recapitalization, joint venture, or otherwise.

              MANAGEMENT'S DISCUSSION AND ANALYSIS

        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The most significant changes in the Company's balance sheet from September 2, 1995, the end of the preceding fiscal year, to June
1, 1996 are as follows:

  Cash and cash equivalents decreased $632,000 to $10,809,000 at June 1, 1996 from $11,441,000 at September 2, 1995.

  Accounts receivable decreased $61,000 to $597,000 from $658,000. The decrease is primarily attributable to decreased list rental receivables which is caused by the timing of the required accounting entries as they relate to two different points in time; the end of the fiscal year and the end of the third quarter.

  Inventory decreased $754,000 to $19,108,000 from $19,862,000.
  The decrease was caused by the delivery of some May merchandise in June. The Company continues to closely monitor its inventories and believes its inventory position is substantially on plan relative to the anticipated sales.

  Prepaid expenses decreased $493,000. The decrease is mainly attributed to the timing differences of catalog mailings.

  Deferred catalog costs decreased $1,127,000. The decrease is attributable to the timing differences of catalog mailings.

  The accounts payable decrease of $3,159,000 is mainly attributable to the offsetting factors of increased customer deposits ($418,000), increased payroll taxes payable ($109,000), and decreased trade payables ($3,929,000). These fluctuations are caused by the timing of the required accounting entries as they relate to two different points in time; the end of the fiscal year, and the end of the third quarter; as well as the difference caused by the timing of the required accruals and the corresponding payments.

  Accrued payroll decreased $192,000. This decrease is attributable to the difference in the length of time between the end of the pay period (accrual of estimated payroll) and the payment of that payroll as it relates to two different points in time; the end of the fiscal year and the end of the third quarter.

  The fluctuation in accrued insurance and other accrued expenses is caused by the timing of the required accruals and the corresponding payments.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $22,940,000 at June 1, 1996 and net cash provided by operating activities of $2,905,000 for the nine months ended June 1, 1996.

The Company expects to remodel 24 existing stores and open nine new stores by the end of Fiscal 1997. Management estimates that the Company's cash requirement will be approximately $300,000 (excluding inventory) for each store. Accordingly, the Company expects to use approximately $10,000,000 for store openings and remodels during this period.

RESULTS OF OPERATIONS

The following table summarizes the Company's net sales and operating profit (loss) by business segment for the three and nine month periods ending June 1, 1996 and June 3, 1995:

                                 Net Sales
                      Three Months       Nine Months
(In Thousands)
                     1996      1995      1996        1995
Retail Stores     $17,424   $16,129   $ 60,509   $ 59,344
Mail Order         17,858    17,183     55,980     51,443
   Total          $35,282   $33,312   $116,489   $110,787

******************************************************************

                              Operating Profit (loss)

                     1996      1995      1996       1995
Retail Stores      $(2,007)  $(1,003)  $ (592)    $1,661
Mail Order             806     1,637    1,569      4,338
   Total           $(1,201)  $   634   $  977     $5,999

The results of the interim period are not necessarily indicative of results for the entire year.

Net sales increased $1,970,000 (5.9%) for the three months and $5,702,000 (5.1%) for the nine months ended June 1, 1996 as compared with the prior year. The factors contributing to the increase in each segment were as follows:

  Retail store sales volume increased $1,295,000 (8.0%) and $1,165,000 (2.0%) for the three and nine months ended June 1, 1996 as compared with the similar periods last year. Comparable store sales volume increased 6.3% and 1.1% respectively for the three and nine months ended June 1, 1996 as compared with the similar periods last year. One store was opened and none were closed during the quarter for a total of 205 stores in 39 states.

  The increased sales volume for the third quarter is attributable to increased promotional activity, which included increased markdowns (14.0% of sales during the third quarter as compared with 13.1% last year) and almost $400,000 in additional promotional/advertising expenses. Despite achieving higher sales for the quarter, the rate of sales growth was not sufficient to offset the increased costs.

  Mail Order sales volume increased $675,000 (3.9%) and $4,537,000 (8.8%) for the three and nine months ended June 1, 1996 as compared with the similar periods last year. The gain is attributable to an increase in the number of catalogs distributed.

Gross profit amounted to $14,237,000 (40.4% of sales) and $48,511,000 (41.6% of sales) for the three and nine months ended June 1, 1996. This compared with $13,826,000 (41.5% of sales) and $47,220,000 (42.6% of sales) for the same periods in the prior year. The decrease in gross profit percentage is mainly attributable to additional markdowns in retail stores to liquidate slow selling merchandise and to stimulate sales. The increase in gross profit dollars for both the three and nine months is attributable to increased sales.

Selling, general and administrative expenses increased $2,244,000 (17.0%) and $6,313,000 (15.3%) for the three and nine months ended June 1, 1996. The increases for both the three and nine month periods are mainly attributable to increased payroll, advertising, paper and postage costs, and increased costs for our catalog toll-free telephone line, due to the implementation of telephone operators having access to inventory availability while speaking with the customer. Mail order was also impacted during the quarter and nine month periods due to costs associated with a test mailing of a new swimwear catalog. While initial test results were disappointing, we are continuing to evaluate this concept.

The decrease in other income (expense) for the three and nine months was caused by a reduction in the gain on the sale of fixed assets.

The Company's business is seasonal in nature with the Holiday Season and Valentine's Day (which both fall within the second quarter) historically accounting for the largest percentage of sales volume. In the Company's three most recent fiscal years, the second quarter accounted for approximately 30% of the Company's annual sales.

Income taxes are provided on the basis of estimated federal and state taxes for each year. The rate used for the nine months ended June 1, 1996 and June 3, 1995 was 41.5%.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

The preceding Management's Discussion and Analysis contains various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act, which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, the sufficiency of the Company's working capital and cash flows from operating activities. In addition, these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including , without limitation, a decline in demand for the merchandise offered by the Company, the ability of the Company to locate and obtain acceptable store sites and lease terms or renew existing leases, the ability of the company to gauge the fashion tastes of its customers and provide merchandise that satisfied customer demand, management's ability to manage the Company's expansion, the effect of economic conditions, the effect of severe weather or natural disasters and the effect of competitive pressures from other retailers.

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




                                   FREDERICK'S OF HOLLYWOOD, INC.
                                   (Registrant)










Date: July 10, 1995                By:/s/ George W. Townson
                                      George W. Townson
                                      Chairman of the Board, President
                                      and Chief Executive Officer






Date: July 10, 1995                By: John B. Hatfield
                                      John B. Hatfield
                                      Executive Vice President,
                                      Secretary, Treasurer,
                                      Chief Financial, Accounting
                                      and Administrative Officer