Form 10-K405
period 1996-08-31
FREDERICKS OF HOLLYWOOD INC
filed 1996-11-25
CIK 38868

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               FORM 10-K 405
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 -- Fee Required

       For the fiscal year ended August 31, 1996 or

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

The aggregate market value of capital stock held by nonaffiliates of the registrant as of October 16, 1996 was approximately $8,165,000 for Class A Capital Stock and $11,289,000 for Class B Capital Stock.

Number of shares of capital stock outstanding on October 18, 1996 was 2,955,309 - Class A capital Stock and 5,903,118 - Class B Capital Stock.

                   DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Registrant proxy statement and notice of annual meeting for the meeting of January 30, 1997 is incorporated by reference in Part III.

                             TABLE OF CONTENTS

                                                            Page


                                  PART I

Item 1.   Business.....................................       1

Item 2.   Properties...................................       3

Item 3.   Legal Proceedings............................       4

Item 4.   Submission of Matters to a Vote of Security
             Holders...................................       4

                Executive Officers of the Registrant...       5


                                  PART II

Item 5.   Market for the Registrant's Common Equity and
             Related Stockholder Matters...............       6

Item 6.   Selected Financial Data......................       6

Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations    7

Item 8.   Financial Statements and Supplementary Data..       11

Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosures......       25

                                 PART III

Item 10.  Directors and Executive Officers of the
             Registrant................................       26

Item 11.  Executive Compensation.......................       26

Item 12.  Security Ownership of Certain Beneficial
             Owners and Management.....................       26

Item 13.  Certain Relationships and Related Transactions      26

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K.......................       27

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

On June 14, 1996, the Company, along with the founding family shareholders' trusts, retained the investment banking firm Janney Montgomery Scott Inc. as financial advisor in an exclusive agreement for the purpose of presenting to our Board of Directors and the trusts, a program to enhance the value of the Company's shares.

The program could include the sale of Frederick's shares owned by the trusts, which aggregates approximately 50.2 percent of the total shares outstanding, or possibly the sale of all shares or assets, merger or other consolidation, share repurchase or by recapitalization, joint venture, or otherwise.

(b)  Financial Information about Industry Segments

Information about industry segments is set forth on page 24 and under the captions "Results of Operations" and "Financial Condition" starting on page 7.

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

Employees

Registrant employs regularly on a full or part-time basis approximately 1,600 people. Due to the seasonal nature of the retail business, the number of employees increases during the Christmas season to approximately 2,000. Registrant does not have any collective bargaining agreements and Registrant considers its relations with its employees to be good.

Capital Expenditures

During Fiscal 1996, Registrant opened three new stores, remodeled seven, and closed one, resulting in a net increase of 11,000 square feet. During the year, more than $4,073,000 was invested in new stores, remodels, fixtures and equipment. The capital budget will be approximately $10,000,000 for fiscal 1997. The Company anticipates it will have sufficient funds generated internally from operations to support its operating and capital requirements. If internally generated funds are not sufficient, capital expenditures will be limited to the extent that funds are internally available.

Mail Order Catalog Operations

Registrant's mail order subsidiary engages in extensive operations in all 50 states. Sales are generated through catalogs published eleven times a year. Four of these issues are reprinted in a revised form for which a second mailing is made. The catalogs are distributed primarily to customers on a mailing list which has been developed over a number of years. The list has been developed through extensive list rental, advertising in magazines and newspapers and undergoes continuous review and updating. Approximately 52,000,000 catalogs are distributed annually. Advertising, catalog costs and mailing expenses, approximated $21,393,000 in Fiscal 1996.

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

Retail Store Operations

The Registrant operated 206 women's apparel stores in 39 states during Fiscal 1996 as compared with 204 stores in the prior fiscal year. Substantially all stores are located in shopping malls with store size ranging from 900 to 5,400 square feet and totaling 277,000 square feet. During the past five years, 42 new stores have been opened and 29 stores have been closed.

Each of Registrant's retail stores employs a manager responsible for sales, displaying merchandise, selecting and supervising personnel. Each manager reports to a District Manager who reports to a Regional Vice President. Inventory markup, pricing and distribution is determined by the respective merchandising staffs of Registrant.

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

With the exception of the retail store located at its principal place of business, Registrant conducts all its retail operations in rented or leased facilities. The majority of the leases are for terms of ten years. Substantially all of the leases provided for fixed minimum annual rentals and a percentage rental based on sales. In addition, Registrant, in most cases, must pay any increase in real estate taxes over the base year of the lease as additional rental.

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

No matters were submitted to security holders during the fourth quarter ended August 31, 1996.

                     EXECUTIVE OFFICERS OF REGISTRANT

     Executive officers of the Company are elected annually by the Board of Directors and serve at the pleasure of the Board. Certain information concerning such executive officers is set forth below:


George W. Townson     55      Chairman, President, and
                              Chief Executive Officer since 1985.

John B. Hatfield      53      Executive Vice President, Chief Financial
                              and Administrative Officer, Secretary and
                              Treasurer since 1990.

Nitin G. Parikh       46      Vice President, Control and Planning
                              since 1989.

Robert R. Genest      58      President - Retail Division since 1994;
                              Executive Vice President, General Manager -
                              Retail Division 1990-1994.

Geric B. Johnson      45      Executive Vice President - Mail Order
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

                      Class A               Class B
                      Capital Stock      Capital Stock

                     High       Low       High      Low
Fiscal 1996
  First quarter     $5 5/8     $4 3/8     $5 1/2   $4 1/4
  Second quarter     4 7/8      3 7/8      4 3/4    3 1/2
  Third quarter      4 3/4      3 3/4      4 3/4    3 1/4
  Fourth quarter     5 3/4      3 7/8      5 1/4    3 5/8

Fiscal 1995
  First quarter     $4 7/8     $3 3/4     $4 3/4   $3 1/4
  Second quarter     6 1/8      3 5/8      5 5/8    3 1/2
  Third quarter      5 1/2      4 3/8      5 1/2    3 7/8
  Fourth quarter     6 1/4      5 1/8      6 1/2    4 1/2

(b) As of October 3, 1996, Registrant had 580 Class A and 504 Class B stockholders of record.

(c) The Company paid quarterly cash dividends on both Class A and Class B shares of 2.5 cents per share in Fiscal 1996 and a semi-annual dividend of 2.5 cents per share in Fiscal 1995.

Item 6.   SELECTED FINANCIAL DATA

The following table summarizes data from the Company's annual financial statement for the years 1992 through 1996 and the notes thereto. The Company's fiscal year ends on the Saturday closest to August 31. Fiscal year 1994 consisted of 53 weeks, all other years presented consist of 52 weeks. The Company's complete annual financial statement and notes thereto for fiscal 1996 are on pages 13 through 25 of this Form 10-K 405.

                        FIVE YEAR FINANCIAL SUMMARY

(In thousands except percentages
 and per share data)               1996      1995     1994      1993     1992
Operating results:
Net sales                      $148,090  $142,931 $132,153  $128,516 $117,030
Gross profit                     60,031    58,728   54,744    55,622   52,862
Earnings (loss) before
   income taxes                    (664)             4,412   (1,705)    7,655                             8,018
Net earnings (loss)                (438)    2,652     (903)    4,737    5,073
Primary earnings (loss) per share
   Classes A & B                   (.05)      .31     (.10)      .53      .57
Cash dividends per share -
   Classes A & B                    .10      .075      .05       .05      .05
Primary weighted average shares
  outstanding - Classes A & B     8,745     8,693    8,876     8,915    8,698
Financial position at year end:
Working capital                  20,447    21,263   17,486    15,783   11,213
Total assets                     52,709    55,952   55,417    50,838   45,790
Long-term debt                      240       480      720      --       --
Capital lease obligations           672       884      701     1,207    1,663
Stockholders' equity             35,525    36,599   34,413    36,615   32,204
Equity per share -
   Classes A & B                   4.06      4.21     3.88      4.11     3.67
Financial ratios:
Net earnings (loss) to sales       (0.3%     1.9%     (0.7)%     3.7%     4.3%
Net earnings (loss) to average
   stockholders' equity            (1.2)%    7.4%     (2.5)%    13.8%    17.2%
Current ratio                       2.6       2.5      2.1       2.4      2.1

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes related thereto.

Results of Operations
Sales - Consolidated sales increased in 1996 to $148,090,000 from $142,931,000 in 1995 and $132,153,000 in 1994. The percentage of sales increases were 3.6% and 8.2% in 1996 and 1995 respectively. The factors contributing to the increase in each segment were as follows:

     Retail Store sales volume increased $1,663,000 or 2.2% in 1996 when compared to 1995 and increased $3,731,000 or 5.1% in 1995 when compared to 1994. The increased sales volume for 1996 is attributable to increased promotional activity, which includes increased markdowns (13.7% of sales compared with 13.4% last year) and $643,000 in additional promotional/advertising expenses. Despite achieving higher sales for the year, the rate of sales growth was not sufficient to offset the increased costs. The increase in retail store sales volume in 1995 was due to the positive response to our value pricing program which was implemented late in 1994. Comparable store sales volume for 1996 increased 1.3% and increased 6.5% in 1995.

     In Fiscal 1996, three stores were opened and one was closed while, in 1995, seven stores were opened and eleven were closed. At the end of 1996 the Company operated 206 stores in 39 states.

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

     Mail Order sales increased $3,496,000 or 5.2% in 1996 when compared to 1995 and $7,047,000 or 11.8% in 1995 when compared to 1994. The increase in sales volume for 1996 when compared to 1995 is attributable to an increase in the number of catalogs distributed.
     The increase in sales volume for 1995 when compared to 1994 is attributable to an increase in volume due to the number of catalogs distributed as well as an increase in catalog productivity.

Cost of goods sold (including buying and occupancy cost) - Cost of goods sold increased $3,856,000 or 4.6% in 1996 compared to 1995 and $6,794,000 or 8.8% in 1995 compared to 1994. As a percentage of sales, cost of goods sold were 59.5% in 1996, 58.9% in 1995, and 58.6% in 1994. The increase in the cost of goods, buying and occupancy cost percentage for 1996 is mainly attributable to increased markdowns (mentioned above), inventory shrinkage and rent. The increase in cost of goods sold for 1995 in dollars as well as a percentage of sales is attributable to reduced markup to accommodate our value pricing program and increased markdowns in both retail and mail order.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased $5,914,000 from 1995 to 1996 and increased $2,427,000 from 1994 to 1995. As a percentage of sales, these expenses were 41.1% in 1996, 38.5% in 1995, and 39.7% in 1994. Expenses
for 1996 reflect higher payroll, catalog production, postage and our catalog toll-free line (due to the implementation of telephone operators having access to inventory availability while speaking with customers). Expenses for 1995 reflect slightly higher payroll dollars while the percentage to sales decreased 0.8% and an increase in advertising dollars as well as percentage increase of 0.3%.

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

Other Income (Expense) - Interest expense represents the payment of interest on ESOP debt and capitalized leases. The decrease in miscellaneous other expense of $296,000 for 1995 when compared to 1994 represents, primarily, an increase in interest income. The increase in miscellaneous other income for 1996 of $314,000 represents a reduction in the loss on the sale of fixed assets.

Income Taxes - The effective tax rate for 1996 was (34.0%) compared with 39.9% in the prior year.

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

Financial Condition
Liquidity and Capital Resources - Cash and cash equivalents were $8,379,000, $11,441,000, and $10,556,000 for 1996, 1995, and 1994,
respectively. Total working capital decreased to $20,447,000 in 1996 from $21,263,000 in 1995 and $17,486,000 in 1994. The current ratio was 2.6,
2.5, and 2.1 in 1996, 1995, and 1994, respectively.

Inventory decreased $309,000 to $19,553,000 in 1996 from $19,862,000 in
1995. The Company continues to closely monitor its inventories and believes its inventory position is substantially on plan relative to the anticipated sales trend.

Prepaid expenses decreased $400,000 in 1996. Total current liabilities, excluding capital lease obligations and ESOP loan decreased $1,836,000 in 1996. The decrease in prepaid expenses is attributed to the difference in the timing of invoice payments.

The current income tax receivable of $945,000 for 1996 and $213,000 for 1995 represents the anticipated refund of taxes paid based upon required estimated tax payments that exceeded the Company's liability.

Deferred catalog cost decreased $384,000. The decrease is attributable to the timing difference of catalog mailings.

Stockholders' equity was $35,525,000, $36,599,000, and $34,413,000 in 1996,
1995, and 1994, respectively. Equity per share was $4.06, $4.21, and $3.88 in 1996, 1995, and 1994, respectively.

During the year more than $4,073,000 was invested in new stores, remodels, fixtures, and equipment. Our capital expenditures budget is approximately $10,000,000 for fiscal 1997 which we anticipate funding through cash generated internally from operations or from cash on hand.

The Company expects to remodel 22 existing stores and open eight new stores by the end of fiscal 1997. Management estimates that the Company's cash requirement will be approximately $325,000 (excluding inventory) for each store. Accordingly, the Company expects to use approximately $10,000,000 for store openings and remodels during this period. The Company anticipates it will have sufficient funds generated internally from operations or cash on hand to support its operating and capital requirements in fiscal 1997. However, with the number of lease expirations during fiscal 1998 and 1999 internally generated funds will not be sufficient to support the Company's operating and capital expenditure needs.

Shareholder Value Program
On June 14, 1996, the Company, along with the founding family shareholders' trusts, retained the investment banking firm Janney Montgomery Scott Inc. as financial advisor in an exclusive agreement for the purpose of presenting to our Board of Directors and the trusts, a program to enhance the value of the Company's shares.

The program could include the sale of Frederick's shares owned by the trusts, which aggregates approximately 50.2% of the total shares outstanding, or possibly the sale of all shares or assets, merger or other consolidation, share repurchase or by recapitalization, joint venture, or otherwise.

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

Statement Regarding Forward Looking Disclosure
The preceding Management's Discussion and Analysis contains various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Exchange Act, which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, the sufficiency of the Company's working capital and cash flows from operating activities. In addition, these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, a decline in demand for the merchandise offered by the Company, the ability of the Company to locate and obtain acceptable store sites and lease terms or renew existing leases, the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfied customer demand, management's ability to manage the Company's expansion, the effect of economic conditions, the effect of severe weather or natural disasters and the effect of competitive pressures from other retailers.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:                                            Page

  Report of Independent Auditors............................      12
  Consolidated Statements of Operations.....................      13
  Consolidated Balance Sheets ..............................      14
  Consolidated Statements of Cash Flows.....................      15
  Consolidated Statements of Changes in Stockholders' Equity      16
  Notes to Consolidated Financial Statements ...............      16

Financial Statement Schedules:

     Schedules and notes not included have been omitted because they are not applicable or the required information is included in the consolidated financial statement and notes thereto.

Supplementary Data:

  Quarterly Financial Summary (unaudited)..................  25


INDEPENDENT AUDITORS' REPORT

To the Directors and Stockholders of Frederick's of Hollywood, Inc.:

We have audited the accompanying consolidated balance sheets of Frederick's of Hollywood, Inc. and subsidiaries as of August 31, 1996, and September 2, 1995 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended August 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frederick's of Hollywood, Inc. and subsidiaries as of August 31, 1996, and September 2, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1996 in conformity with generally accepted accounting principles.




Los Angeles, California
October 25, 1996

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (000's Omitted, except per share data)

                                         1996           1995           1994
Net sales                            $148,090       $142,931       $132,153

Costs and expenses:
  Cost of goods sold,
    buying and occupancy costs         88,059         84,203         77,409
  Selling, general and
    administrative expenses            60,871         54,957         52,530
  Provision for store closing             --            (790)         3,442
                                      148,930        138,370        133,381
Operating profit(loss)                   (840)         4,561         (1,228)

Other income (expense):
  Interest expense                       (107)          (118)          (150)
  Miscellaneous                           283            (31)          (327)
                                          176           (149)          (477)

Earnings(loss) before income taxes       (664)         4,412         (1,705)
Income taxes (benefit)                   (226)         1,760           (682)
Earnings (loss) before cumulative
  effect of a change in
  accounting principle                   (438)         2,652         (1,023)
Cumulative effect of a change
  in accounting principle                  --             --            120
Net earnings(loss)                   $   (438)      $  2,652       $   (903)

Earnings(loss) per share
  Primary - Classes A & B            $   (.05)      $    .31        $   (.10)
  Fully diluted - Classes A & B      $   (.05)      $    .30        $   (.10)
Weighted average shares outstanding
  Primary - Classes A & B               8 745          8,693           8,876
  Fully diluted - Classes A & B         8,745          8,702           8,875

                See accompanying notes to consolidated financial statements.

                        CONSOLIDATED BALANCE SHEETS
                              (000's Omitted)

ASSETS                                           1996           1995
CURRENT ASSETS:
  Cash and cash equivalents                   $ 8,379        $11,441
  Short term investment                           480             --
  Accounts receivable                             499            658
  Income tax receivable                           945            213
  Merchandise inventories                      19,553         19,862
  Deferred income taxes                           843            765
  Prepaid expenses                              2,215          2,615
Total current assets                           32,914         35,554

PROPERTY AND EQUIPMENT, AT COST:
  Land                                            128            128
  Buildings and improvements                      881            698
  Fixtures and equipment                       14,687         13,473
  Leasehold improvements                       20,130         18,878
  Property under capital leases                 1,686          1,686
                                               37,512         34,863
  Less accumulated depreciation
    and amortization                          (19,479)       (16,638)
  Net property and equipment                   18,033         18,225
  Deferred catalog costs                        1,723          2,107
  Other assets                                     39             39
TOTAL ASSETS                                 $ 52,709       $ 55,925
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                           $ 10,298        $11,617
  Dividends payable                               221            221
  Current portion of:
    Capital lease obligations                     212            200
    ESOP loan guarantee                           240            240
  Accrued payroll                                 430            526
  Accrued insurance                               828          1,018
  Other accrued expenses                          238            469
Total current liabilities                      12,467         14,291

Capital lease obligations                         672            884
ESOP loan guarantee                               240            480
Deferred rent                                     811            669
Deferred income taxes                           2,994          3,002
STOCKHOLDERS' EQUITY:
  Capital stock of $1 par value
    Authorized 15,000,000 Class A shares,
    35,000,000 Class B shares; issued
    2,955,000 Class A shares, 5,903,000
    Class B shares in 1996 and 1995             8,858          8,858
  Additional paid-in capital                      732            738
  Reduction for ESOP loan guarantee              (456)          (701)
  Treasury stock                                   (6)            (5)
  Retained earnings                            26,397         27,709
  TOTAL STOCKHOLDERS' EQUITY                   35,525         36,599
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 52,709       $ 55,925

                 See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CASH FLOWS (000's Omitted)

                                             1996      1995        1994
Cash flows from operating activities:
Net income (loss)                          $  (438)   $2,652    $  (903)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Provision for store closing                  --     (1,852)     3,290
  Depreciation and amortization              4,174     4,105      4,206
  ESOP compensation                            257       224        --
  Loss on sale of fixed assets                  84       431        358
  Changes in assets and liabilities:
    Accounts receivable                        159      (130)       (54)
    Income tax receivable                     (732)      668       (881)
    Merchandise inventories                    309    (1,948)      (753)
    Prepaid expenses                           400      (403)      (746)
    Deferred catalog costs                     384      (524)       183
    Other assets                               --         (1)         5
    Accounts payable and
     accrued expenses                       (1,836)      677      3,011
    Deferred rent                              142       158        215
    Deferred income taxes                      (86)      779     (1,062)
    Income taxes payable                       --         --       (258)
Net cash provided by operating activities    2,817     4,836      6,611
Cash flows from investing activities:
  Proceeds from sale of fixed assets             7       205          2
  Purchase of short term investments          (480)      --         --
  Capital expenditures                      (4,073)   (3,082)    (2,348)
Net cash used for investing activities      (4,546)   (2,877)    (2,346)
Cash flows from financing activities:
  Payment of capital lease obligations        (200)     (365)      (506)
  Payment of dividends                        (869)     (431)      (443)
  Payment of dividends on unearned
    ESOP shares                                (17)      (11)       --
  Purchase of treasury stock                    (7)      (26)       --
  Proceeds from exercise of
    stock options                               --       --         108
  Net increase (decrease) in ESOP
    loan guarantee (liability)                (240)     (240)       960
  Reduction for ESOP loan
    guarantee (equity)                         --        --        (960)
  Stock split                                  --         (1)        (4)
Net cash used for financing activities      (1,333)   (1,074)      (845)
Net increase (decrease) in cash
  and cash equivalents                      (3,062)      885      3,420
Cash and cash equivalents at
  beginning of year                         11,441    10,556      7,136
Cash and cash equivalents at
  end of year                              $ 8,379   $11,441    $10,556
Supplemental disclosure to consolidated
   statements of cash flows:
Cash flow information:
  Interest paid                            $   111   $   118    $   150
  Income taxes paid                            601       802      1,386
Non-cash investing and financing
 transactions:
  Leases capitalized                           --        747        --
  Dividends declared                           221       221        --
  Provision for store closing
    Fixed asset disposal                       --        756       475
    Inventory disposal                         --        183        24

             See accompanying notes to consolidated financial statements.


                        CONSOLIDATED STATEMENTS OF
                      CHANGES IN STOCKHOLDERS' EQUITY


                             Capital   Additional          Treasury
                             Stock     Paid-in     ESOP    Stock   Retained
                             Amount    Capital     Loan    at cost Earnings
Balance at August 28, 1993   $8,841   $    698       --      --    $27,076
Stock split                      (2)        (2)      --      --         --
Stock options exercised          19         75       --      --         --
ESOP loan guarantee              --         --    $(960)     --         --
Tax benefit from
  exercise of stock options      --         14       --      --         --
Cash dividends
  ($.05 per share)               --         --       --      --       (443)
Net loss                         --         --       --      --       (903)
Balance at September 3, 1994  8,858        785     (960)     --     25,730
Stock split                      --         (1)      --      --        --
ESOP loan guarantee              --        (46)     259      --        --
Purchase of treasury stock       --         --       --  $   (5)       (21)
Cash dividends
  ($0.075 per share)             --         --       --      --       (652)
Net earnings                     --         --       --      --      2,652
Balance at September 2, 1995  8,858        738     (701)     (5)    27,709
ESOP loan guarantee              --         (6)     245      --         --
Purchase of treasury stock       --         --       --      (1)        (5)
Cash dividends
  ($0.10 per share)              --         --       --      --       (869)
Net loss                         --         --       --      --       (438)
Balance at August 31, 1996    $8,858   $    732   $ (456) $   (6)   $26,397

                  See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note One.  The Company and Summary of Significant Accounting Policies

The Company and Basis of Presentation The consolidated financial statements include the account of Frederick's of Hollywood, Inc. and its subsidiaries (collectively referred to as the Company). All significant intercompany balances and transactions have been eliminated in consolidation. Frederick's of Hollywood, Inc. (a Delaware Corporation), incorporated in 1962, as a successor to a business established in 1946, is a retailer of women's apparel merchandise through mail order catalogs and boutique specialty stores.

On June 14, 1996, the Company, along with the founding family shareholders' trusts, retained the investment banking firm Janney Montgomery Scott Inc. as financial advisor in an exclusive agreement for the purpose of presenting to our Board of Directors and the trusts, a program to enhance the value of the Company's shares.

The program could include the sale of Frederick's shares owned by the trusts, which aggregates approximately 50.2% of the total shares outstanding, or possibly the sale of all shares or assets, merger or other consolidation, share repurchase or by recapitalization, joint venture, or otherwise.

Fiscal Year The Company's fiscal year ends on the Saturday closest to August 31. Fiscal years 1996, 1995, and 1994 ended on August 31, September 2, and September 3 respectively. Fiscal years 1996 and 1995 consisted of 52 weeks, while fiscal year 1994 consisted of 53 weeks.

Cash Equivalents and Short Term Investments The Company considers highly liquid investments with an initial maturity of three months or less to be cash equivalents. Cash equivalents and short term investments are carried at cost, which approximates fair value. Short term investments consist solely of a certificate of deposit with a maturity at date of purchase of 12 months.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Merchandise Inventories Merchandise inventories are valued at the lower of cost or market on the first-in, first-out basis.

Depreciation and Amortization Properties and equipment are depreciated on the straight-line method based upon useful lives which range from 10 to 25 years for buildings and improvements and four to ten years for equipment. Leasehold improvements are amortized over the remaining term of the lease or their useful lives, whichever is shorter.

Income Taxes Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Adoption of Accounting Standards In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (FAS 123). The Company has elected to adopt FAS 123 in fiscal 1997 through disclosure only.

Deferred Catalog Costs The Company expenses the costs of advertising for magazines, radio, and other media the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

Direct-response advertising consists primarily of catalog production and mailing costs that have not yet been fully amortized over the expected revenue stream, and are classified as non-current assets. Prior to mailing, catalog costs are classified as prepaid expenses.

Catalog costs reported as prepaid expenses were $829,000 and $1,351,000 for 1996 and 1995, respectively. Advertising expense (excluding postage) was $18,742,000, $15,168,000 and $13,766,000 for 1996, 1995, and 1994,
respectively.

Impairment of Long-Lived Assets In the event that facts and circumstances indicate that the cost of long-lived assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

Reclassifications Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1996 presentation.

Note Two.  Earnings (Loss) Per Share

Earnings (loss) per share calculations are based on the weighted average number of shares of common stock outstanding during each period plus common stock equivalents. Common stock equivalents reflect the assumed exercise of dilutive employees' stock options less the number of treasury shares assumed to be purchased from the proceeds using average market price or, for fully diluted earnings per share, the greater of the average market price or period end market price of the Company's common stock.

The Company has two classes of stock, Class A capital stock and Class B capital stock. Both classes of stock have substantially identical rights, including dividend rights, except that the Class A stock will have one vote per share and Class B stock will be non-voting, unless such class is entitled to vote as a matter of law.

(In thousands except per share data)       1996       1995    1994

Net earnings (loss)                      $ (438)     2,652    (903)

Earnings (loss) per share
  before cumulative effect
  of a change in accounting
  principle
     Primary                             $ (.05)       .31    (.11)
     Fully diluted                       $ (.05)       .30    (.11)

Per share cumulative effect
  of change in accounting
  principle
     Primary                             $   --         --     .01
     Fully diluted                       $   --         --     .01

Earnings (loss) per common
  and equivalent share
     Primary                             $ (.05)       .31    (.10)
     Fully diluted                       $ (.05)       .30    (.10)
Common and common
  equivalent shares
  (weighted average)
     Primary                              8,745      8,693   8,876
     Fully diluted                        8,745      8,702   8,875

Note Three.  Provision for Store Closing

In the fourth quarter of fiscal 1994, the Company recorded a provision for closing 12 stores and the write down of certain display fixtures of $3,442,000. The provision reflects anticipated costs associated with lease buyouts of $1,710,000, the non-recoverable investment in property, equipment and inventory of $1,644,000, and other expenses directly related to the store closings of $88,000.

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

Charges against the store closing reserve for fiscal years 1996, 1995 and 1994, were $ -0-, $2,791,000 and $651,000, respectively. The summary for these charges are as follows (000's Omitted):

                                     1996         1995          1994
Lease buyouts                      $   --       $1,055       $   150
Fixed assets/inventory                 --          939           499
Other expenses                         --            7             2
Unutilized portion of provision        --          790            --
  Total                            $  -0-       $2,791       $   651

The consolidated statement of operations includes sales and operating losses for the ten stores designated in the provision for store closing that were actually closed. A summary for the fiscal years 1996, 1995, and 1994 is as follows (000's Omitted):

                   1996        1995         1994
Net sales           -0-       $732        $1,909
Operating loss      -0-        140           440

Note Four.  Income Taxes

The provisions for income taxes are as follows (000's Omitted):

                           1996         1995        1994
Current:  Federal        $ (167)      $  910       $ 217
          State              27           71          43
Deferred: Federal           (53)         573        (764)
          State             (33)         206        (178)
                         $ (226)      $1,760       $(682)

A reconciliation of income tax expense with the expected tax expense computed by applying the statutory Federal income tax rate to earnings before income taxes follows (000's Omitted):

                            1996             1995              1994
Earnings (loss)
 before taxes          $ (664) 100.0%   $4,412  100.0%  $(1,705)  100.0%
Computed "expected"
 tax expense (benefit) $ (226) (34.0%)  $1,500   34.0%  $  (580)  (34.0%)
State taxes, net of
 Federal tax benefit
 (expense)                 (6)  (0.9%)     183    4.2%      (89)   (5.2%)
Other items                 6    0.9%       77    1.7%      (13)   (0.8%)
                       $ (226) (34.0%)  $1,760   39.9%  $  (682)  (40.0%)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 31, 1996, September 2, 1995, September 3, 1994 are presented below:

Deferred tax assets:                             1996       1995     1994
  Provision for store closing                 $    --    $    --   $ 1,139
  Inventories, principally due to
    additional cost inventories
    for tax purposes pursuant to
    the Tax Reform Act of 1986                    655        705       577
  Accrued expenses                                138         60        20
  Other                                            50         --        --
     Total deferred tax assets                    843        765     1,736
Deferred tax liabilities:
  Property and equipment, principally due to
    differences in depreciation                (2,994)    (3,002)   (3,194)
        Net deferred tax liability            $(2,151)   $(2,237)  $(1,458)

The Company has not provided for a valuation allowance against its deferred tax assets as realization of such assets is considered to be more likely than not.

Note Five.  Employee Stock Option and Benefit Plans

The Company has two stock options plans - The 1984 Plan which expired on September 26, 1994, and the 1990 Plan("The Plans") which provide for the granting of incentive stock options to officers and other key employees for the purchase of up 750,000 shares (250,000 Class A Capital Stock, 500,000 Class B Capital Stock) of the Company's capital stock. The exercisable features of the stock options are established by the stock option committee at the time of grant. The options are exercisable at prices not less than the market value at date of grant, and expire no later than ten years after date of grant. The Plans also provide for the granting of stock appreciation rights in conjunction with the options. The rights enable the holder to receive a payment equal to the excess of the fair market value of the Company's capital stock over the option price at the date of exercise. Such right may be exercised only if the holder exercises the accompanying stock option by purchasing one share of stock for each appreciation right exercised.

Transactions involving the Plans are summarized as follows (000's Omitted):

                                 1996       1995           1994
Outstanding at
  beginning of period             954      1,022            840
Granted                            --         --            501
Exercised                          --         --            (19)
Cancelled                         (22)       (68)          (300)
Outstanding at
  end of period                   932        954          1,022
Price range of options        $4.83-9.13  $4.83-9.13    $4.83-9.13

At August 31, 1996, September 2, 1995, and September 3, 1994, 868,000,
769,000, and 341,000 shares, respectively, were exercisable. There were no stock appreciation rights outstanding during the three-year period ended August 31, 1996.

The sale of shares acquired from the exercise of incentive stock options within one year of exercise results in state and federal income tax benefits to the Company equal to the difference between the market price at the date of exercise and the option price. During 1996, 1995, and 1994, $- 0-, $-0-, and $14,000, respectively, was credited to additional paid-in capital for these tax benefits.

During fiscal 1993, the Company established a trust to administer a leveraged Employee Stock Ownership Plan (ESOP). In January 1994, the ESOP purchased 357,143 shares of the Company's Class A Capital Stock, financed by the proceeds from a $1,200,000 note issued by the ESOP and an initial contribution of $318,968 from the Company. The Company guaranteed the loan and is obligated to make annual contributions sufficient to enable the ESOP to repay the loan principal and interest. The loan guarantee is secured by a certificate of deposit in an amount equal to the outstanding principal balance. The terms of the ESOP loan guarantee include various covenants, all of which the Company was in full compliance. Charges to operations for this plan were $288,000, $303,000, and $288,000 for 1996, 1995, and 1994,
respectively. The shares of stock held by the ESOP have been placed with the ESOP trustee and are allocated to eligible employees annually. These shares are allocated in the same proportion that the current year's principal and interest payments bear to the total principal and interest paid over the life of the borrowing.

The ESOP shares, as of the end of 1996 and 1995 were as follows:

                                      1996        1995
Allocated shares                   185,584     129,700
Shares released for allocation      58,418      61,617
Unreleased shares                  107,165     165,583
Shares distributed                  (2,505)     (5,733)
ESOP shares                        348,662     351,167

Earnings per share includes 241,497 and 185,584 ESOP shares for 1996 and 1995 respectively.

The ESOP plan provides that, upon a change in control(see Note 1), the Company will provide for the full payment of any outstanding loan, allocate all shares and that all participant's accounts shall be fully vested.

The Company has non-qualified executive savings and retirement plans which provide benefits for certain executives of the Company. The plans allow for employee and matching employer contributions as well as an additional employer contribution in an amount necessary to provide for specified levels of benefits to participants upon retirement. The Company recorded expense of $177,000, $187,000, and $190,000 in fiscal 1996, 1995, and 1994, respectively.

Note Six.  Leases and Commitments

The Company leases office equipment under capital leases expiring in various years through 2000. Future minimum lease payments under capital leases are as follows (000's Omitted):

1997                                       $  211
1998                                          225
1999                                          238
2000                                          210
Total minimum lease payments               $  884
Less amount representing interest             102
Present value of minimum lease payments    $  782

There are no executory costs of contingent rental provisions in the capital leases.

Store, warehouse and office facilities are occupied under operating leases providing for minimum rental commitments as follows (000's Omitted):

 1997                                   $ 8,834
 1998                                     7,307
 1999                                     6,290
 2000                                     5,309
 2001                                     4,082
 2002 and thereafter                      8,871
 Total minimum payments required        $40,693

On substantially all leases, the Company is responsible for incremental rental increases based on sales, as well as repairs, maintenance and property taxes. Renewal privileges exist on certain leases. Total rent expense for 1996, 1995, and 1994 amounted to $12,344,000, $11,878,000, and
$12,015,000, respectively. The Company records rental expense on a straight line basis, any excess of rental expense over amounts paid is recorded as deferred rent.

The Company has outstanding letters of credit of $1,875,000 on August 31, 1996 for import merchandise.

The Company is a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time. The Company believes that the outcome of all pending legal proceedings, in the aggregate, will not have a material adverse effect on the Company's financial position or the results of its operations.

Note Seven.  Segment Information

The Company, through its wholly owned subsidiaries, operates a catalog mail order business and a retail chain of women's specialty boutique stores. Financial information for each of these two business segments follows (000's Omitted):

                               Retail      Catalog                Consol.
                               Stores   Mail Order  Corporate       Total
1996
Net sales                     $77,780      $70,310        --     $148,090
Operating profit(loss)         (1,762)         922        --         (840)
Depreciation and amortization
   of property and equipment    3,758          416        --        4,174
Capital expenditures            3,832          241        --        4,073
Identifiable assets            26,430       15,632    $10,647      52,709
1995:
Net sales                     $76,117      $66,814         --    $142,931
Operating profit                  866        3,695         --       4,561
Depreciation and amortization
  of property and equipment     3,691          414         --       4,105
Capital expenditures            3,281          548         --       3,829
Identifiable assets            26,124       17,382    $12,419      55,925
1994:
Net sales                     $72,386      $59,767         --    $132,153
Operating profit (loss)        (3,641)       2,413         --      (1,228)
Depreciation and amortization
   of property and equipment    3,804          402         --       4,206
Capital expenditures            2,148          200         --       2,348
Identifiable assets            27,361       14,989    $13,067      55,417

In determining operating profit, various expenses are allocated to segments on the basis of sales, payroll and estimated assets employed. Identifiable assets are those directly employed by each segment and allocated on the basis of estimated usage. Corporate assets are principally cash and cash equivalents.

Note Eight.  Quarterly Results (Unaudited)

Quarterly financial data are summarized below (000's Omitted):

                      First      Second    Third     Fourth
                      Quarter    Quarter   Quarter   Quarter
1996:
Net sales             $36,642   $44,565    $35,282   $31,601
Gross profit           15,570    18,704     14,237    11,520
Net earnings(loss)        107     1,243       (686)   (1,102)
Primary:
   Classes A & B          .01       .14      (.08)      (.13)
Fully diluted:
   Classes A & B          .01       .14      (.08)      (.13)
1995:
Net sales             $36,048   $41,427    $33,312   $32,144
Gross profit           15,539    17,853     13,828    11,508
Net earnings(loss)      1,028     2,184        440    (1,000)
Primary:
   Classes A & B          .12       .25        .05      (.11)
Fully diluted:
   Classes A & B          .12       .25        .05      (.11)


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with the Company's independent auditors.

                                 PART III

Information with respect to the following items is incorporated by reference in Registrant's 1997 Proxy Statement and notice of annual meeting for the meeting to be held on January 30, 1997 ("Proxy Statement"). However, information regarding executive officers is contained in Part I of this report pursuant to General Instruction G of this form.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.
                                  PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   14.(a)(1)   Financial Statements

          Financial statement for Frederick's of Hollywood, Inc. listed in the Index to Financial Statements on page 11 are filed as part of this annual report.

   14.(a)(2)   Financial Statement Schedules

          None

   14.(a)(3)   Index to Exhibits

          Exhibits are as set forth in the "Index to Exhibits" on page 28 of this annual report.

   14.(b)      Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended August 31, 1996.

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

4 See Exhibits 3(a), 3(b), 3(c) and 3(d) for rights of capital stock

9             Omitted (Inapplicable)

10(a)         Copy of Profit Sharing Plan (incorporated by reference to
              Exhibit 10(a) to Form 10-K for the fiscal year ended August 28, 1981)

10(b) Copy of the 1984 Stock Option Plan (incorporated by reference to Exhibit No. 4.1 to Registration Statement on Form S-8, File No. 2-97418, filed on April 18, 1985)

10(c) Copy of the 1990 Stock Option Plan (incorporated by reference to exhibit No. 4.2 to Registration Statement on Form S-8, File No. 1-8252. Filed on January 31, 1991)

10(d) Copy of the Amended Employment Agreement dated August 31, 1989 with George W. Townson (incorporated by reference to Exhibits 10(e) to Form 10-K for the fiscal year ended September 2, 1989)

10(e) Copy of the second amendment to the Amended Employment Agreement with George W. Townson dated August 30, 1992 (incorporated by reference to Exhibit 10(e) to Form 10-K for fiscal year ended August 29, 1992)

10(f) Copy of Lease Agreement with LAPCO Industrial Park dated May 11, 1989 (incorporated by reference to Exhibits 10(d) to Form 10-K for fiscal year ended September 2, 1989)

10(g) Copy of Executive Savings Plan for key executives effective June 1, 1989 (incorporated by reference to Exhibit 10(f) to Form 10-K for fiscal year ended September 2, 1989)

10(h) Copy of Executive Retirement Plan for key executives effective June 1, 1989 (incorporated by reference to Exhibit 10(g) to Form 10-K for fiscal year ended September 2, 1989)

10(i)         Copy of Term Lease Master Agreement with IBM Credit
              Corporation identified as Agreement No. 3541686
              (incorporated by reference to Exhibit 10(i) to Form 10-K for fiscal year ended August 31, 1991)

10(j) Copy of Frederick's of Hollywood, Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 10(k) to Form 10-K for fiscal year ended August 28, 1993)

10(k)         Copy of Frederick's of Hollywood, Inc. Employee Stock
              Ownership Plan Trust Agreement (incorporated by reference to
              Exhibit 10(l) to From 10-K for fiscal year ended August 28, 1993)

10(l) Copy of employment agreement dated April 19, 1996 with John B. Hatfield

10(m) Copy of agreement dated May 14, 1996 with Janney Montgomery Scott Inc. regarding increasing shareholder value

11            Omitted (Inapplicable)

12            Omitted (Inapplicable)

13            Omitted (Inapplicable)

18            Omitted (Inapplicable)

19            Omitted (Inapplicable)

22 List of subsidiaries of Frederick's of Hollywood, Inc., (incorporated by reference to Exhibit 22 to Form 10-K for the fiscal year ended September 4, 1983)

23            Omitted (Inapplicable)

24            Consent of KPMG Peat Marwick LLP

25            Omitted (Inapplicable)

27            Financial Data Schedule

28            Omitted (Inapplicable)

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of November 1996.

                                   FREDERICK'S OF HOLLYWOOD, INC.



                                   By: /s/George W. Townson
                                       George W. Townson
                                       Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 21, 1996.

      Signature                             Title

/s/George W. Townson)              Chief Executive Officer and
George W. Townson                  Director (Principal
                                   Executive Officer)

/s/John B. Hatfield)               Executive Vice President -
John B. Hatfield                   Chief Financial and
                                   Administrative Officer
                                   (Principal Financial and
                                   Accounting officer)

/s/Morton R. Field)
Morton R. Field                    Director

/s/William J. Barrett)
William J. Barrett                 Director

/s/Hugh V. Hunter
Hugh V. Hunter                     Director

/s/Merle A. Johnston
Merle A. Johnston                  Director

/s/Richard O. Starbird
Richard O. Starbird                Director

/s/Sylvan Lefcoe
Sylvan Lefcoe                      Director