Form 10-Q
period 1996-11-30
FREDERICKS OF HOLLYWOOD INC
filed 1997-01-08
CIK 38868

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     AND EXCHANGE ACT OF 1934


For the quarterly period ended November 30, 1996

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

Indicate the number of shares outstanding for each of the registrant's classes of Common stock, as of the latest practicable date. 2,955,309 shares of Class A Capital Stock ($1 par value) and 5,903,118 shares of Class B Capital Stock ($1 par value) at December 27, 1996.

              FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES

                                   INDEX


                                                  Page No.

Title Page

Index

PART I -- FINANCIAL INFORMATION (Unaudited)

     Consolidated condensed balance sheets-
     November 30, 1996 and August 31, 1996

     Consolidated condensed statements of income -
     Three months ended November 30, 1996
     and December 2, 1995

     Consolidated condensed statements of cash flows - Three months ended November 30, 1996 and
     December 2, 1995

     Notes to consolidated condensed financial statements

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations


PART II - OTHER INFORMATION

SIGNATURES

              FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                        (UNAUDITED) (IN THOUSANDS)

                                  ASSETS

                                        November 30,          August 31,
                                               1996                1996
Current assets:
   Cash and equivalents                  $    8,235         $     8,379
   Short term investments                       480                 480
   Accounts receivable                          663                 499
   Income taxes receivable                      852                 945
   Merchandise inventories                   22,675              19,553
   Deferred income taxes                        843                 843
   Prepaid expenses                           2,079               2,215
      Total current assets                   35,827              32,914
   Property and equipment, net               18,432              18,033
   Deferred catalog costs                     2,161               1,723
   Other assets                                  39                  39
                                         $   56,459         $    52,709


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                      $   14,234         $    10,298
   Dividends payable                            221                 221
   Current portion:
      Capital lease obligations                 215                 212
      ESOP loan guarantee                       240                 240
   Accrued payroll                              264                 430
   Accrued insurance                            824                 828
   Other accrued expenses                       237                 238
      Total current liabilities              16,235              12,467
Capital lease obligations                       617                 672
ESOP loan guarantee                             240                 240
Deferred rent                                   845                 811
Deferred income taxes                         2,994               2,994
Stockholders' equity:
   Capital stock $1 par value                 8,858               8,858
   Additional paid-in capital                   743                 732
   Reduction for ESOP loan guarantee          (398)                (456)
   Treasury stock                               (6)                  (6)
   Retained earnings                         26,331              26,397
      Total stockholders' equity             35,528              35,525
                                         $   56,459         $    52,709

See accompanying notes to the consolidated financial statements.

              FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             (In thousands, except per share data - UNAUDITED)

                                             Three Months Ended

                                           November 30,    December 2,
                                                  1996           1995
Net sales                                     $ 36,004       $ 36,642

Cost of goods sold,
  buying and occupancy costs                    21,045         21,072

     Gross profit                               14,959         15,570

Selling, general and
   administrative expenses                      14,693         15,442

     Operating profit                              266            128

Other income and (expense), net                     (4)            55

     Earnings before income taxes                  262            183

Income taxes                                       109             76

Net earnings                                  $    153       $    107

Earnings per share
     Primary - Class A & Class B              $    .02       $    .01
     Fully diluted - Class A & Class B             .02            .01

Weighted average shares outstanding
     Primary - Class A and Class B               8,760          8,704
     Fully diluted - Class A and Class B         8,764          8,704

Cash dividend per share - Class A & Class B   $   .025       $   .025

     See accompanying notes to the consolidated financial statements.

              FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (UNAUDITED) (IN THOUSANDS)

                                                   Three Months Ended
                                              November 30,   December 2,
                                                     1996          1995


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $     153     $     107
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                     1,066         1,035
  ESOP Compensation                                    71            53
  Loss on sale of fixed assets                         35           --
  Changes in assets and liabilities:
    Accounts receivable                              (164)         (105)
    Income tax receivable                              93            50
    Merchandise inventories                        (3,122)       (3,955)
    Prepaid expenses                                  136            60
    Deferred catalog costs                           (438)         (186)
    Accounts payable and accrued expenses           3,765         5,663
    Deferred rent                                      34            42
NET CASH PROVIDED BY OPERATING ACTIVITIES           1,629         2,764
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                             (1,500)         (644)
NET CASH USED FOR INVESTING ACTIVITIES             (1,500)         (644)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of capital lease obligations                (52)          (49)
  Payment of dividends                               (217)         (217)
  Payment of dividends on unearned ESOP shares         (4)           (4)
  Purchase of treasury stock                          --             (7)
NET CASH USED FOR FINANCING ACTIVITIES               (273)         (277)
Net increase/decrease in cash and cash
   equivalents                                       (144)        1,843
Cash and cash equivalents at beginning of year      8,379        11,441
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   8,235     $  13,284
Supplemental disclosure to consolidated
   statements of cash flows:
Cash flow information:
  Interest paid                                 $      13     $      16
  Income taxes paid                             $      16     $      33
Non-cash investing and financing transactions:
  Dividends declared                            $     221     $     221

     See accompanying notes to the consolidated financial statements.

     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     THIRTEEN WEEKS ENDED
            November 30, 1996 and December 2, 1995



NOTE 1.  BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of November 30, 1996 and August 31, 1996, and the results of operations and cash flows for the three months ended November 30, 1996 and December 2, 1995.

These financial statements should be read in conjunction with the Company's 1996 annual report on Form 10-K.

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

                           First Quarter  First Quarter
                                   1997            1996

(In thousands except per share data)

Net Earnings                      $ 153           $ 107

Earnings per common
  and equivalent share
    Primary                       $ .02           $ .01
    Fully Diluted                   .02             .01
Common and common
  equivalent shares
  (weighted average)
    Primary                       8,760           8,704
    Fully Diluted                 8,764           8,704

 NOTE 3. EMPLOYEE STOCK OWNERSHIP PLAN

In accordance with Statement of Position 93-6 (Employers' Accounting for Employee Stock Ownership Plans). The debt of an ESOP is recorded as debt of the Company and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. As shares are released from collateral, the company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as compensation expense. ESOP compensation expense was $71,000 for the three months ended November 30, 1996. The ESOP shares as of November 30, 1996 were as follows:

          Allocated shares                    241,495
          Shares released for allocation       13,798
          Unreleased shares                    93,369
          Total ESOP shares                   348,662

           Fair value of unreleased
            shares as of November 30, 1996   $514,000


NOTE 4.  INCOME TAXES


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 31, 1996 are presented below (000's
Omitted):

Deferred tax assets:
  Inventories, principally due to
    additional cost inventories
    for tax purposes pursuant to
    the Tax Reform Act of 1986                  $   655
  Accrued expense                                   138
  Other                                              50
     Total deferred tax assets                      843
Deferred tax liabilities:
  Property and equipment, principally due to
    differences in depreciation                  (2,994)
        Net deferred tax liability              $(2,151)

The Company has not provided for a valuation allowance against its deferred tax assets as realization of such assets is considered to be more likely than not.


NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENT


During October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company adopted this Standard as of the beginning of fiscal 1997, electing the disclosure method of accounting.

             MANAGEMENT'S DISCUSSION AND ANALYSIS

       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The most significant changes in the Company's balance sheet from August 31, 1996, the end of the preceding fiscal year to November 30, 1996 are as follows:

  Cash and cash equivalents decreased $144,000.  The
  Company had working capital of $19,592,000 and net cash provided by operating activities of $1,629,000 for the three months ended November 30, 1996.

  Accounts receivable increased $164,000. The increase is primarily attributable to increased credit card and list rental receivables.

  The decrease in income taxes receivable from $945,000 at August 31, 1996 to $852,000 at November 30, 1996 is due to the receivable being applied to the Company's current year's taxes due.

  Inventory increased $3,122,000 from $19,553,000 to $22,675,000. Inventory levels generally peak at the end of the first quarter in preparation for the increased sales volume during the holiday season. The Company continues to closely monitor its inventories and believes its inventory position is substantially on plan relative to the anticipated sales.

  Prepaid expenses decreased $136,000. The decrease is mainly attributed to the timing differences of invoice payments.

  Deferred catalog costs increased $438,000. The increase is attributed to the timing differences of catalog mailings.

  Accounts payable rose $3,936,000. The major factor causing the increase was the purchase of inventory for the holiday selling season.

  Accrued payroll decreased $166,000. This fluctuation (decrease) is attributable to the difference in the length of time between the end of the pay period (accrual of estimated payroll) and the payment of that payroll as it relates to two different points in time; the end of the fiscal year and the end of the first quarter.

  The decrease in accrued insurance and other accrued expenses is caused by the timing of the required accruals and the corresponding payments.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $19,592,000 and net cash provided by operating activities of $1,629,000 for the three months ended
November 30, 1996.

Design modifications and a general reduction in the size of our large format stores will be made on stores to be remodeled during the remaining fiscal year in order to increase their sales per square foot. We will be reducing the number of new and remodeled stores planned for fiscal 1997. The Company has not at this writing determined the extent of any reduction in its capital expenditures plan for fiscal 1997.

Currently, the Company has certain tax returns under audit and any assessment levied by the Internal Revenue Service would be covered by current operations or it's cash on hand.

RESULTS OF OPERATIONS

The following table summarizes the Company's net sales and operating profit(loss) by business segment for the three month period ending November 30, 1996 and December 2, 1995:

                        Net Sales      Operating Profit (Loss)

                        1997     1996         1997     1996
   (In Thousands)
Retail Stores        $18,664   18,314       (1,211)    (980)
Mail Order            17,340   18,328        1,477    1,108
Total                $36,004  $36,642          266      128

The results of the interim period are not necessarily indicative of results for the entire year.

Net sales decreased $638,000 (1.7%) for the three months ended
November 30, 1996 as compared with the prior year. The factors contributing to the decrease in each segment were as follows:

  Retail store sales volume increased $350,000 (1.9%) for the three months ended November 30, 1996 as compared with the similar period last year. Comparable store sales volume increased 0.8% for the three months ended November 30, 1996. Comparable stores sales included nine stores converted into a large-format store in the past year. Excluding these large-format stores, comparable store sales increased 0.3%. There were two stores opened and one closed during the quarter for a total of 207 stores in 39 states.

  Mail Order sales volume decreased $988,000 (5.4%) for the three months ended November 30, 1996 as compared with the similar period last year. The decrease is attributable to a general softness in response to our Fall and Christmas catalogs caused primarily by a 9.5% reduction in catalog page count which reduced the number of merchandise offerings.

Gross profit amounted to $14,959,000 (41.5% of sales) for the three months ended November 30, 1996. This compares with $15,570,000 (42.5% of sales) for the same period in the prior year. The decrease in gross profit is mainly attributable to the decreased sales volume and increased buying and occupancy costs.

Selling, general and administrative expenses decreased
$749,000 (4.9%) to $14,693,000 (40.8% of sales) from
$15,442,000 (42.1% of sales) for the three months ended
November 30, 1996 as compared to the similar period last year.
The decrease is primarily attributable to decreased catalog costs.

The increased operating loss of $231,000 for Frederick's of Hollywood retail stores is primarily attributable to increased rent expenses. The increase in mail order operating profit was primarily due to lower catalog paper costs.

The decrease in other income of $59,000 reflects decreased interest income ($41,000) and a loss on disposal of fixed assets of $35,000.

The Company's business is seasonal in nature with the Holiday Season and Valentine's Day (which both fall within the second quarter) historically accounting for the largest percentage of sales volume. In the Company's three most recent fiscal years, the second quarter accounted for approximately 30% of the Company's annual sales.

Income taxes are provided on the basis of estimated federal and state taxes for each year. The rate used for the first quarter of 1997 and 1996 was 41.5%.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

The preceding Management's Discussion and Analysis contains various forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act, which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, the sufficiency of the Company's working capital and cash flows from operating activities. In addition, these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, a decline in demand for the merchandise offered by the Company, the ability of the Company to locate and obtain acceptable store sites and lease terms or renew existing leases, the ability of the company to gauge the fashion tastes of its customers and ability to manage the Company's expansion, the effect of economic conditions, the effect of severe weather or natural disasters and the effect of competitive pressures from other retailers.

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




                                   FREDERICK'S OF HOLLYWOOD, INC.
                                   (Registrant)










Date:   January 7, 1997            By:/s/George W. Townson
                                      George W. Townson
                                      Chairman of the Board, President
                                      and Chief Executive Officer






Date:    January 7, 1997           By: /s/John B. Hatfield
                                      John B. Hatfield
                                      Executive Vice President,
                                      Secretary, Treasurer,
                                      Chief Financial, Accounting
                                      and Administrative Officer