Form 10-Q
period 1997-03-01
FREDERICKS OF HOLLYWOOD INC
filed 1997-04-09
CIK 38868

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   	AND EXCHANGE ACT OF 1934


           For the quarterly period ended March 1, 1997

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

Indicate the number of shares outstanding for each of the registrant's classes of Common stock, as of the latest practicable date. 2,955,309 shares of Class A Capital Stock ($1 par value) and 5,903,118 shares of Class B Capital Stock ($1 par value) at March 20, 1997.

FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES

INDEX




Title Page

Index

PART I -- FINANCIAL INFORMATION

	Item 1.  Financial Statements (Unaudited)

	    Consolidated condensed balance sheets-
	    March 1, 1997 and August 31, 1996

	    Consolidated condensed statements of
	    income - Three and six months ended
	    March 1, 1997 and March 2, 1996

	    Consolidated condensed statements of
	    cash flows - Six months ended
	    March 1, 1997 and March 2, 1996

	    Notes to consolidated condensed
	    financial statements

Item 2.  Management's Discussion and Analysis
	    of Financial Condition and
	    Results of Operations


PART II - OTHER INFORMATION

SIGNATURES


FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED) (IN THOUSANDS)

                                   ASSETS
                                	March 1, 1997	 August 31, 1996
Current assets:
   Cash and equivalents	         $    13,452    $     8,379
   Short term investments	               480	           480
   Accounts receivable	                  595	           499
   Income taxes receivable	               --	           945
   Merchandise inventories	           18,283	        19,553
   Deferred income taxes	                843	           843
   Prepaid expenses	                   2,116	         2,215
      Total current assets	           35,769	        32,914
   Property and equipment, net	       18,394	        18,033
   Deferred catalog costs	             1,339	         1,723
   Other assets	                          39	            39
                                	$    55,541	   $    52,709

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable	             $     9,363	   $    10,298
   Dividends payable            	        221	           221
   Current portion:
      Capital lease obligations	         218	           212
      ESOP loan guarantee	               240	           240
   Accrued payroll	                      407	           430
   Accrued insurance	                    843	           828
   Income taxes payable	               1,332	            --
   Other accrued expenses	               204	           238
      Total current liabilities	      12,828	        12,467
Capital lease obligations	               562	           672
ESOP loan guarantee	                     240	           240
Deferred rent	                           904	           811
Deferred income taxes	                 2,994	         2,994
Stockholders' equity:
   Capital stock $1 par value	         8,858	         8,858
   Additional paid-in capital	           746	           732
   Reduction for ESOP loan guarantee    (340)	         (456)
   Treasury stock	                       (20)	           (6)
   Retained earnings	                 28,769	        26,397
      Total stockholders' equity	     38,013	        35,525
                                	$    55,541	   $    52,709

See accompanying notes to the consolidated financial statements.


FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data - UNAUDITED)

                                      Three Months Ended		Six Months Ended

                                      	March 1,	March 2,	  March 1,	March 2,
                                         	1997	    1996	      1997	    1997

Net sales	                             $46,358	  44,565		   82,362	  81,207

Cost of goods sold,
  buying and occupancy costs	           26,157	  25,861		   47,202	  46,933

     Gross profit	                      20,201	  18,704		   35,160	  34,274

Selling, general and
   administrative expenses            	 15,578	  16,654		   30,271	  32,096

     Operating profit	                   4,623	   2,050		    4,889	   2,178

Other income and
   (expense), net	                          10	      75		        6	     130

Earnings before income taxes	            4,633	   2,125		    4,895	   2,308

Income taxes                          	  1,923	     882	 	   2,032	     958

Net earnings	                          $ 2,710	   1,243		    2,863	   1,350


Earnings per share

     Primary -
       Class A & Class B	              $   .31	     .14		      .33	     .15

     Fully diluted -
       Class A & Class B	                  .31	     .14		      .33	     .15

Weighted average shares
  outstanding

     Primary - Class A & Class B	      $ 8,760	   8,715		    8,759	   8,717

     Fully diluted -
        Class A & Class B	               8,764	   8,715		    8,762	   8,717

Cash dividend per share -
   Class A & Class B	                  $  .025	    .025		      .05	     .05

See accompanying notes to the consolidated financial statements

FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED) (IN THOUSANDS)

                                          										Six Months Ended

                                                 	  March 1,	  March 2,
                                                  	    1997	      1996
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings	                                   $   2,863	 $   1,350
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization	                   2,138	     2,063
     ESOP compensation	                                 136	       120
     Loss on sale of fixed assets	                       61	        1
  Changes in assets and liabilities
     Accounts receivable	                               (96)	      134
     Income tax receivable	                             945	       213
     Merchandise inventories	                         1,270	     2,238
     Prepaid expenses	                                   99	       417
     Deferred catalog costs	                            384	       (33)
     Other assets	                                       --	        --
     Accounts payable and accrued expenses	            (977)	   (3,285)
     Deferred rent	                                      93	        78
     Deferred income taxes	                              --	        --
     Income tax payable	                              1,332	       413
NET CASH PROVIDED BY OPERATING ACTIVITIES	            8,248	     3,709
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets	                   --	         5
   Capital expenditures	                             (2,560)	   (1,429)
NET CASH USED FOR INVESTING ACTIVITIES	              (2,560)	   (1,424)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of capital lease obligations          	     (104)	      (98)
   Payment of dividends	                               (436)	     (435)
   Payment of dividends on unearned ESOP shares	         (7)	       (8)
   Purchase of treasury stock	                          (68)	       (7)
NET CASH USED FOR FINANCING ACTIVITIES	                (615)      (548)
Net increase in cash and cash equivalents	            5,073	     1,737
Cash and cash equivalents at beginning
   of year                                       	    8,379	    11,441
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD	                                     $  13,452	 $  13,178
Supplemental disclosures to consolidated
statements of cash flows:
   Interest paid	                                 $      24	 $      35
   Income taxes paid	                             $     160	 $     339
Non-cash investing and financing transactions:
  Dividends declared	                             $     221	 $     221

See accompanying notes to the consolidated financial statements.


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
TWENTY-SIX WEEKS ENDED
March 1, 1997 and March 2, 1996



NOTE 1.  BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 1, 1997 and March 2, 1996, and the results of operations and cash flows for the six months ended March 1, 1997 and March 2, 1996.

These financial statements should be read in conjunction with the Company's 1996 annual report on Form 10-K405.

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

                                    Three Months Ended  	  Six Months Ended
(In thousands except per share data)	March 1,	March 2,	March 1,	March 2,
                                       	1997	    1996	    1997	    1996
Net earnings	                         $2,710	   1,243	   2,863	   1,350
Earnings per common
  and equivalent share
     Primary	                            .31	     .14	     .32	     .15
     Fully diluted	                      .31	     .14	     .32	     .15
Weighted average
    Primary                          	 8,858	   8,858	   8,858	   8,858
    Fully diluted	                     8,858	   8,858	   8,858	   8,858
  Dilutive effect of
  stock options
    Primary	                               1	      --	      --	       2
    Fully diluted	                         5	      --	       3	       2
  Unallocated ESOP shares	               (79)	   (136)	    (79)	   (136)
  Treasury stock	                        (20)	     (7)	    (20)	     (7)
  Weighted average used to
  calculate earnings per share
    Primary                          	 8,760	   8,715	   8,759	   8,717
    Fully diluted	                     8,764	   8,715	   8,762	   8,717

NOTE 3. EMPLOYEE STOCK OWNERSHIP PLAN

Effective September 4, 1994, the Company adopted Statement of Position (SOP) 93-6 (Employers' Accounting for Employee Stock Ownership Plans). Under SOP 93-6 the debt of the ESOP is recorded as debt of the Company and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. As shares are released from collateral, the company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as compensation expense. ESOP compensation expense was $64,000 and $136,000 respectively for the three and six months ended March 1, 1997. The ESOP shares as of March 1, 1997 were as follows:

              Allocated shares	                  239,731
              Shares released for allocation  	   13,798
              Unreleased shares	                  79,569
              Total ESOP shares	                 333,098
	             Fair value of unreleased
                shares as of February 28, 1997	 $318,276


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





MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The most significant changes in the Company's balance sheet from August 31, 1996, the end of the preceding fiscal year, to March 1, 1997 are as follows:

*	Accounts receivable increased $96,000.  The increase is
primarily due to increased list rental receivables.

*	The decrease in income taxes receivable from $945,000 at
August 31, 1996 to zero at March 1, 1997 is caused by the receivable being applied to the Company's current year's taxes due.

*	Inventory decreased $1,270,000.  Inventory levels generally
decrease after the holiday and Valentine's Day selling periods. The Company continues to closely monitor its inventories and believes its inventory position is substantially on plan relative to the anticipated sales.

*	Prepaid expenses decreased $99,000.  The decrease is mainly
attributed to the timing differences of invoice payments.

*	Deferred catalog costs decreased $384,000.  The decrease is
attributable to the timing differences of catalog mailings.

*	The accounts payable decrease of $935,000 is mainly
attributable to the offsetting factors of increased customer deposits ($750,000), increased payroll and sales taxes payable ($443,000), and decreased accounts payables ($2,444,000). These fluctuations are caused by the timing of the required accounting entries as they relate to two different points in time; the end of the fiscal year, and the end of the second quarter; as well as the difference caused by the timing of the required accruals and the corresponding payments.

*	Accrued payroll decreased $23,000.  This fluctuation
(decrease) is attributable to the difference in the length of time between the end of the pay period (accrual of estimated payroll) and the payment of that payroll as it relates to two different points in time; the end of the fiscal year and the end of the second quarter.

*	The decrease in accrued insurance and other accrued expenses was $19,000. The difference is caused by the timing of the required accruals and the corresponding payments.


LIQUIDITY AND CAPITAL RESOURCES

*	Cash and cash equivalents increased $5,073,000.  The Company had working capital of $22,941,000 at March 1, 1997 and net cash provided by operating activities of $8,248,000 for the six months ended March 1, 1997.

Design modifications and a general reduction in the size of our large format stores have been made on stores to be remodeled during the remaining fiscal year in order to increase their sales per square foot. We have reduced the number of new and remodeled stores planned for fiscal 1997, which has resulted in a capital expenditure reduction of $5,000,000 from our original $10,000,000 plan.

Currently, the Company has certain tax returns under audit and any assessment levied by the Internal Revenue Service would be covered by current operations or its cash on hand.

RESULTS OF OPERATIONS

The following table summarizes the Company's net sales and operating profit (loss) by business segment for the three and six month periods ending March 1, 1997 and March 2, 1996:

                                                Net Sales
                                    Three Months	       Six Months
(In Thousands)
                               	   1997	     1996	     1997	     1996
Retail Stores	                  $28,156	  $24,771	  $46,820	  $43,085
Mail Order	                      18,202	   19,794	   35,542	   38,122
   Total	                       $46,358	  $44,565	  $82,362	  $81,207

******************************************************************

Operating Profit (loss)

                                	  1997	     1996	     1997	     1996
Retail Stores	                   $4,340	   $2,395	   $3,129	   $1,415
Mail Order	                         283	     (345)	   1,760   	   763
   Total	                        $4,623	   $2,050	   $4,889	   $2,178

The results of the interim period are not necessarily indicative of results for the entire year.

Net sales increased $1,793,000 (4.0%) for the three months and $1,155,000 (1.4%) for the six months ended March 1, 1997 as compared with the prior year. The factors contributing to the increase in each segment were as follows:


*	Retail store sales volume increased $3,385,000 (13.7%) for
the three months and $3,735,000 (8.7%) for the six months ended March 1, 1997 as compared with the similar periods last year. Comparable store sales volume increased 10.6% for the three months and 6.1% for the six months ended March
1, 1997. One store was opened and four were closed during the quarter for a total of 204 stores in 39 states.

	The increase in retail sales is primarily attributable to the Valentine's Day selling period. This improvement is attributable to planned increased inventory levels, as well as an improved selection of merchandise during the quarter.

The stores continue to show positive comparable store increases, although not at the same level as in the second quarter.

 *	Mail Order sales volume decreased $1,592,000 (8.0%) and
$2,580,000 (6.8%) for the three and six months ended March
1, 1997 as compared with the similar periods last year. For the three months the decrease is attributable to 1) a general softness in response to our December sale catalogs caused by a 10% reduction in the number of catalog offerings, and 2) the elimination of a swimwear catalog which was tested during this period last year.

	Contributing to the overall decrease for the six-month period was the 9.5% page count reduction in our Fall and Christmas catalogs.

We are encouraged by the response to our Spring Catalog based on the increased merchandise offering.

Gross profit amounted to $20,201,000 (43.6% of sales) and $35,160,000 (42.7% of sales) for the three and six months ended March 1, 1997. This compared with $18,704,000 (42.0% of sales) and $34,274,000 (42.2% of sales) for the same periods in the prior year. The increase in gross profit percentage is mainly attributable to reduced markdowns in retail stores.
The increase in gross profit dollars for both the three and six months is attributable to increased sales.

Selling, general and administrative expenses decreased $1,076,000 (6.5%) and $1,825,000 (5.7%) for the three and six months ended March 1, 1997. For both the three and six month periods the decrease in selling, general, and administrative expense is attributable mainly to our mail order subsidiary. The decrease was due to the nonrecurrence of the costs associated with the eliminated swimwear catalog plus reduced catalog advertising.

The decrease in other income (expense) for the three months was caused by reduced interest income and increased loss on disposal of fixed assets.

The Company's business is seasonal in nature with the Holiday Season and Valentine's Day (which both fall within the second quarter) historically accounting for the largest percentage of sales volume. In the Company's three most recent fiscal years, the second quarter accounted for approximately 30% of the Company's annual sales.

Income taxes are provided on the basis of estimated federal and state taxes for each year. The rate used for the six months ended March 1, 1997 and March 2, 1996 was 41.5%.


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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on
January 30, 1997.

At the annual meeting the following Directors were elected for fiscal
1997:

                          	Votes For	     Votes Withheld
George W. Townson	         2,806,916          	32,354
William J. Barrett        	2,811,954	          27,316
Morton R. Field	           2,811,990          	27,280
Richard O. Starbird	       2,810,637          	28,633
Hugh V. Hunter	            2,811,064          	28,206
Sylvan Lefcoe	             2,810,357          	28,913
Merle A. Johnston	         2,811,870	          27,400

At the Annual Meeting, the shareholders ratified the Company's selection of KPMG Peat Marwick as the independent certified public accountant for fiscal 1997 by an affirmative vote of 2,772,879 with 5,990 shares voting against and 60,400 shares abstaining.

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




                             							FREDERICK'S OF HOLLYWOOD, INC.
                             							(Registrant)










Date:   April 9, 1997       		By:/s/ George W. Townson
                          					   George W. Townson
                        							   Chairman of the Board, President
                        							   and Chief Executive Officer






Date:    April 9, 1997        	By:/s/ John B. Hatfield
                         							   John B. Hatfield
                         							   Executive Vice President,
                         							   Secretary, Treasurer,
                         							   Chief Financial, Accounting
                         							   and Administrative Officer