Form 10-Q
period 1997-05-31
FREDERICKS OF HOLLYWOOD INC
filed 1997-07-15
CIK 38868

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     AND EXCHANGE ACT OF 1934


     For the quarterly period ended May 31, 1997

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

Indicate the number of shares outstanding for each of the registrant's classes of Common stock, as of the latest practicable date. 2,955,309 shares of Class A Capital Stock ($1 par value) and 5,903,118 shares of Class B Capital Stock ($1 par value) at June 24, 1997.

         FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES

                              INDEX


                                                  Page No.

Title Page

Index

PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

              Consolidated condensed balance sheets-
              May 31, 1997 and August 31, 1996

              Consolidated condensed statements of
              income (loss) - Three and nine months
              ended May 31, 1997 and June 1, 1996

              Consolidated condensed statements of
              cash flows - Nine months ended
              May 31, 1997 and June 1, 1996

              Notes to consolidated condensed
              financial statements

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and
              Results of Operations


PART II - OTHER INFORMATION

SIGNATURES

         FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
                   (UNAUDITED) (IN THOUSANDS)
                              ASSETS
                                    May 31, 1997    August 31, 1996
Current assets:
   Cash and equivalents             $    11,551    $     8,379
   Short term investments                   480            480
   Accounts receivable                      600            499
   Income taxes receivable                   --            945
   Merchandise inventories               19,613         19,553
   Deferred income taxes                    843            843
   Prepaid expenses                       1,777          2,215
      Total current assets               34,864         32,914
   Property and equipment, net           18,441         18,033
   Deferred catalog costs                 1,019          1,723
   Other assets                              39             39
                                    $    54,363    $    52,709

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                $     8,872     $   10,298
   Dividends payable                       221            221
   Current portion:
      Capital lease obligations            221            212
      ESOP loan guarantee                  240            240
   Accrued payroll                         233            430
   Accrued insurance                       896            828
   Income taxes payable                    205             --
   Other accrued expenses                  286            238
      Total current liabilities         11,174         12,467
Capital lease obligations                  505            672
ESOP loan guarantee                        240            240
Deferred rent                              947            811
Deferred income taxes                    2,994          2,994
Stockholders' equity:
   Capital stock $1 par value            8,858          8,858
   Additional paid-in capital              754            732
   Reduction for ESOP loan guarantee      (282)          (456)
   Treasury stock                          (20)            (6)
   Retained earnings                    29,193         26,397
      Total stockholders' equity        38,503         35,525
                                   $    54,363    $    52,709

See accompanying notes to the consolidated financial statements.

              FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
             (In thousands, except per share data - UNAUDITED)
                                   Three Months Ended     Nine Months Ended

                                   May 31,    June 1,     May 3,    June 1,
                                    1997       1996        1997      1996

Net sales                          $36,390    35,282      118,752   116,489
Cost of goods sold,
  buying and occupancy costs        21,694    21,045       68,896    67,978
     Gross profit                   14,696    14,237       49,856    48,511
Selling, general and
   administrative expenses          13,632    15,438       43,903    47,534
     Operating profit                1,064    (1,201)       5,953       977
Other income and
   (expense), net                       32        27           38       157
Earnings before income taxes         1,096    (1,174)       5,991     1,134
Income taxes                           454      (488)       2,486       470
Net earnings                       $   642      (686)       3,505       664

Earnings per share
     Primary -
       Class A & Class B           $   .07      (.08)         .40       .08
     Fully diluted -
       Class A & Class B               .07      (.08)         .40       .08
Weighted average shares
  outstanding
     Primary - Class A & Class B     8,772     8,730        8,773     8,731
     Fully diluted -
        Class A & Class B            8,781     8,730        8,782     8,731
Cash dividend per share -
   Class A & Class B               $  .025      .025         .075      .075

See accompanying notes to the consolidated financial statements.

         FREDERICK'S OF HOLLYWOOD, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   (UNAUDITED) (IN THOUSANDS)
                                                  Nine Months Ended
                                               May 31, 1997  June 1, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                 $   3,505    $    664
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                 3,199       3,112
     ESOP compensation                               204         187
     Loss on sale of fixed assets                     65          23
  Changes in assets and liabilities
     Accounts receivable                            (101)         61
     Income tax receivable                           945        (110)
     Merchandise inventories                         (60)        754
     Prepaid expenses                                438         493
     Deferred catalog costs                          704       1,127
     Other assets                                    --          --
     Accounts payable and accrued expenses        (1,507)     (3,516)
     Deferred rent                                   136         110
     Deferred income taxes                           --          --
     Income tax payable                              205         --
NET CASH PROVIDED BY OPERATING ACTIVITIES          7,733       2,905
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets                --            5
   Capital expenditures                           (3,672)     (2,722)
NET CASH USED FOR INVESTING ACTIVITIES            (3,672)     (2,717)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of capital lease obligations             (158)       (149)
   Payment of dividends                             (654)       (652)
   Payment of dividends on unearned ESOP shares       (9)        (12)
   Purchase of treasury stock                        (68)         (7)
NET CASH USED FOR FINANCING ACTIVITIES              (889)       (820)
Net increase (decrease) in cash and cash
   equivalents                                     3,172        (632)
Cash and cash equivalents at beginning
   of year                                         8,379      11,441
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                   $  11,551    $ 10,809
Supplemental disclosures to consolidated
statements of cash flows:
   Interest paid                               $      35    $     50
   Income taxes paid                           $   1,742    $    589
Non-cash investing and financing transactions:
  Dividends declared                           $     221    $    221

See accompanying notes to the consolidated financial statements.

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      THIRTY-NINE WEEKS ENDED
                   May 31, 1997 and June 1, 1996



NOTE 1.  BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of May 31, 1997 and June 1, 1996, and the results of operations and cash flows for the nine months ended May 31, 1997 and June 1, 1996.

These financial statements should be read in conjunction with the Company's 1996 annual report on Form 10-K405.

NOTE 2.  EARNINGS PER SHARE

Earnings per share calculations are based on the weighted average number of shares of both Class A and Class B capital stock outstanding during each period plus capital stock equivalents. Capital stock equivalents reflect the assumed exercise of dilutive employees' stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price or, for fully diluted earnings per share, the greater of the average market price or period end market price of the Company's common stock. ESOP shares that have not been committed to be released are not considered outstanding (See Note 3).

                         Three Months Ended     Nine Months Ended
(In thousands
except per share data)     May 31,  June 1,    May 31,  June 1,
                            1997     1996       1997     1996

Net earnings                $642     $(686)    3,505      664
Earnings per common
  and equivalent share
     Primary                 .07      (.08)      .40       .08
     Fully diluted           .07      (.08)      .40       .08
Weighted average
    Primary                8,858     8,858     8,858     8,858
    Fully diluted          8,858     8,858     8,858     8,858
  Dilutive effect of
  stock options
    Primary                   --        --         1         1
    Fully diluted              9        --        10         1
  Unallocated ESOP shares    (66)     (121)      (66)     (121)
  Treasury stock             (20)       (7)      (20)       (7)
  Weighted average used to
  calculate earnings
    per share
    Primary                8,772     8,730     8,773     8,731
    Fully diluted          8,781     8,730     8,782     8,731

NOTE 3. EMPLOYEE STOCK OWNERSHIP PLAN

Effective September 4, 1994, the Company adopted Statement of Position (SOP) 93-6 (Employers' Accounting for Employee Stock Ownership Plans). Under SOP 93-6 the debt of the ESOP is recorded as debt of the Company and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. As shares are released from collateral, the company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as compensation expense. ESOP compensation expense was $69,000 and $204,000 respectively for the three and nine months ended May 31, 1997. The ESOP shares as of May 31, 1997 were as follows:

          Allocated shares                   253,529
          Shares released for allocation      13,798
          Unreleased shares                   65,771
          Total ESOP shares                  333,098
           Fair value of unreleased
            shares as of June 24, 1997      $386,000


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



NOTE 5. - SUBSEQUENT EVENT

On June 15, 1997, Frederick's of Hollywood, Inc., a Delaware corporation (the "Company"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Royalty Corporation, a Delaware corporation (the "Parent"), and Royalty Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Parent (the "Purchaser"), pursuant to which the Purchaser will merge with and into the Company (the "Merger"). At the effective time of the Merger, the Parent will become the sole stockholder of the Company.

As a result of the Merger, (i) each outstanding share of the Company's Class A Capital Stock and Class B Capital Stock, each par value $1.00 per share (collectively the "Shares") (other than Shares held by the Company or any subsidiary of the Company or held in the Company's treasury and other than Shares as to which appraisal rights have been properly exercised under the General Corporation Law of the State of Delaware (the "DGCL")), will be converted into the right to receive $6.14 in cash, without interest, and (ii) each Share held by the Company or any of its subsidiaries or held in the Company's treasury will be cancelled, and no payment will be made with respect thereto.

The Merger is conditioned upon, among other things, the approval of the holders of a majority of the Company's outstanding Class A Capital Stock and Class B Capital Stock voting as separate classes and upon an amendment to the Company's Certificate of Incorporation, which amendment also requires the approval of the holders of a majority of the Company's outstanding Class A Capital Stock and Class B Capital Stock voting as separate classes.

               MANAGEMENT'S DISCUSSION AND ANALYSIS

         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The most significant changes in the Company's balance sheet from August 31, 1996, the end of the preceding fiscal year, to May 31, 1997 are as follows:

  Accounts receivable increased $101,000. The increase is primarily due to increased list rental receivables.

  The decrease in income taxes receivable from $945,000 at August
  31, 1996 to zero at May 31, 1997 is caused by the receivable being applied to the Company's current year's taxes due.

  Inventory increased $60,000. The Company continues to closely monitor its inventories and believes its inventory position is substantially on plan relative to the anticipated sales.

  Prepaid expenses decreased $438,000. The decrease is mainly attributed to the timing differences of invoice payments.

  Deferred catalog costs decreased $704,000. The decrease is attributable to the timing differences of catalog mailings.

  The accounts payable decrease of $1,426,000 is mainly attributable to the offsetting factors of increased customer deposits ($440,000), increased payroll and sales taxes payable ($176,000), and decreased accounts payables ($2,278,000). These fluctuations are caused by the timing of the required accounting entries as they relate to two different points in time; the end of the fiscal year, and the end of the third quarter; as well as the difference caused by the timing of the required accruals and the corresponding payments.

  Accrued payroll decreased $197,000. This fluctuation (decrease) is attributable to the difference in the length of time between the end of the pay period (accrual of estimated payroll) and the payment of that payroll as it relates to two different points in time; the end of the fiscal year and the end of the third quarter.

  The increase in accrued insurance and other accrued expenses was $116,000. The difference is caused by the timing of the required accruals and the corresponding payments.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents increased $3,172,000. The Company had working capital of $23,690,000 at May 31, 1997 and net cash provided by operating activities of $7,733,000 for the nine months ended May 31, 1997.

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

RESULTS OF OPERATIONS

The following table summarizes the Company's net sales and operating profit (loss) by business segment for the three and nine month periods ending May 31, 1997 and June 1, 1996:

                                 Net Sales
                      Three Months       Nine Months
(In Thousands)
                     1997      1996      1997       1996
Retail Stores     $18,328   $17,424   $ 65,148   $ 60,509
Mail Order         18,062    17,858     53,604     55,980
   Total          $36,390   $35,282   $118,752   $116,489

******************************************************************

                          Operating Profit (loss)

                     1997      1996      1997      1996
Retail Stores      $(1,159)  $(2,007)  $1,970    $ (592)
Mail Order           2,223       806    3,983     1,569
   Total           $ 1,064   $(1,201)  $5,953    $  977

The results of the interim period are not necessarily indicative of results for the entire year.

Net sales increased $1,108,000 (3.1%) for the three months and $2,263,000 (1.9%) for the nine months ended May 31, 1997 as compared with the prior year. The factors contributing to the increase in each segment were as follows:


  Retail store sales volume increased $904,000 (5.2%) and $4,639,000 (7.7%) for the three and nine months ended May 31, 1997 as compared with the similar periods last year. Comparable store sales volume increased 3.8% and 5.5% respectively for the three and nine months ended May 31, 1997 as compared with the similar periods last year. There were no stores opened and none were closed during the quarter for a total of 204 stores in 39 states.

  The increase in retail sales is primarily attributable to planned increased inventory levels, as well as an improved selection of merchandise during the quarter.

  Mail Order sales volume increased $204,000 (1.1%) for the three months and decreased $2,376,000 (4.2%) for the nine months ended May 31, 1997. The nine month decrease is attributable to 1) a general softness in response to our Christmas and December sale catalogs caused by a 10% reduction in the number of catalog offerings, and 2) the elimination of a swimwear catalog which was tested during the second quarter last year.

Gross profit amounted to $14,696,000 (40.4% of sales) and $49,856,000 (42.0% of sales) for the three and nine months ended May 31, 1997. This compared with $14,237,000 (40.4% of sales) and $48,511,000 (41.6% of sales) for the same periods in the prior year. The increase in gross profit percentage is mainly attributable to reduced markdowns in retail stores. The increase in gross profit dollars for both the three and nine months is primarily attributable to increased sales.

Selling, general and administrative expenses decreased $1,806,000 (11.7%) and $3,631,000 (7.6%) for the three and nine months ended May 31, 1997. For both the three and nine month periods the decrease in selling, general, and administrative expense is attributable mainly to our mail order subsidiary. The decrease was due to the nonrecurrence of the costs associated with the eliminated swimwear catalog in the second quarter, plus reduced catalog advertising expense.

The decrease in other income (expense) for the nine months was caused by reduced interest income and increased loss on disposal of fixed assets.

The Company's business is seasonal in nature with the Holiday Season and Valentine's Day (which both fall within the second quarter) historically accounting for the largest percentage of sales volume. In the Company's three most recent fiscal years, the second quarter accounted for approximately 30% of the Company's annual sales.

Income taxes are provided on the basis of estimated federal and state taxes for each year. The rate used for the nine months ended May 31, 1997 and June 1, 1996 was 41.5%.


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

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits
          10(n) Stay bonus agreement between Company and Robert R. Genest.

          10(o) Stay bonus agreement between Company and Nitin G. Parikh.

          10(p) Stay bonus agreement between Company and Geric B. Johnson.

          10(q) Copy of the Termination and Release Agreement dated June 14, 1997 with George W. Townson.

          27        Financial Data Schedule.

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




                                   FREDERICK'S OF HOLLYWOOD, INC.
                                   (Registrant)










Date:  July 14, 1997               By: /s/George W. Townson
                                      George W. Townson
                                      Chairman of the Board, President
                                      and Chief Executive Officer






Date:  July 14, 1997               By:/s/ John B. Hatfield
                                      John B. Hatfield
                                      Executive Vice President,
                                      Secretary, Treasurer,
                                      Chief Financial, Accounting
                                      and Administrative Officer